Form 10-Q
period 2010-03-31
Delta Entertainment Group, Inc.
filed 2010-05-17
CIK 1481199

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number  333-165719

Delta Entertainment Group, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	27-1059780
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

7359 Ballantrae Ct. Boca Raton, Florida 33496

(Address of principal executive offices)

(818) 539-6507

(Issuer's telephone number)

________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    X         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)       Yes               No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated Filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 13, 2010 the issuer had outstanding 24,247,815 shares of Common Stock, par value $.001 per share.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009

Assets
Current Assets:
Cash	$2,397	$2,373
Accounts receivable	296	834
Prepaid expenses	6,899	7,863

Total Assets	$9,592	$11,070

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$8,397	$—
Accrued wages related party	63,753	61,128
Due to related parties	12,484	30,333
Accrued rent-related party	2,750	2,750
Total Current Liabilities	87,384	94,211

Total Liabilities	87,384	94,211

Stockholder's Deficit
21,487,815 shares and 16,600,315 shares issued as of March 31, 2010 and 2009, respectively	21,488	16,600
Additional Paid in Capital	41,926	(1,657)
Deficit Accumulated in the Development Stage	(141,296)	(98,084)
Total Stockholder's Deficit	(77,882)	(83,141)
Non Controlling Interest	90	—
Total Liabilities and Stockholders' Deficit	$9,592	$11,070

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		From August 21, 2008 (Date of Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Revenue	$472	$—	$1,306

Cost of sales	3,081	—	9,627

Gross profit	(2,609)	—	(8,321)

General administrative expenses	40,603	13,608	132,975

Loss before provision for income tax	(43,212)	(13,608)	(141,296)

Income tax expense	—	—	—

Net Loss	$(43,212)	$(13,608)	$(141,296)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	n/a

Basic and Diluted Weighted Average Common Shares Outstanding	16,600,315	16,555,315	n/a

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FROM THE DATE OF INCEPTION THROUGH THE THREE MONTH PERIOD ENDED MARCH 31, 2010

	Common Stock	Amount	Additional Paid in Capital	Deficit Accumulated in the Development Stage	Total Stockholders' Deficit

Balance, August 21, 2008, date of inception	—	$—	$—	$—	$—
Proceeds from Founders shares issued on August 21, 2009	16,555,315	16,555	(15,555)	—	1,000
Net Loss	—	—	—	(13,524)	(13,524)
Balance, December 31, 2008	16,555,315	16,555	(15,555)	(13,524)	(12,524)
Shares issued for services	45,000	45	—	—	45
Contributed capital from related party debt forgiveness	—	—	13,898	—	13,898
Net Loss	—	—	—	(84,560)	(84,560)
Balance, December 31, 2009	16,600,315	16,600	(1,657)	(98,084)	(83,141)
Share issued for services	45,000	45	—	—	45
Shares issued for repayment of accrued wages-related party	1,530,000	1,530	13,770	—	15,300
Shares issued for repayment of advances from related party	3,312,500	3,313	29,813	—	33,126
Net Loss	—	—	—	(43,212)	(43,212)
Balance, March 31, 2010	21,487,815	$21,488	$41,926	$(141,296)	$(77,882)

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31, 2010	March 31, 2009	From August 21, 2008 (Inception) to March 31, 2010

Operating Activities:
Net loss	$(43,212)	$(13,608)	$(141,296)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services and related party advances	15,510	—	15,645
Amortization of prepaid expenses	1,026	1,026	5,457
Changes in Assets and Liabilities:
Accounts receivable	538	—	(296)
Prepaid expenses	(60)	—	(60)
Account payable	8,397	—	8,397
Accrued wages-related party	2,625	11,815	63,753
Accrued rent-related party	—	—	2,750
Net Cash Provided (Used) by Operating Activities	(15,176)	(767)	(45,650)

Financing Activities:
Proceeds from advances from related parties	15,200	1,550	48,047
Net Cash Provided by Financing Activities	15,200	1,550	48,047

Net Increase in Cash	24	783	2,397

Cash at Beginning of Period	2,373	—	—
Cash at End of Period	$2,397	$783	$2,397

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

Non Cash Investing and Financing Activities
Common stock issued in exchange of expenses paid by parent	$—	$1,000	$1,000
Debt forgiveness by related party	$—	$—	$13,898
Prepaid expense through issuance of parent company stock and corresponding Due to Related Party	$—	$12,309	$12,309
Issuance of common stock for repayment of accrued wages, directors fees, and services	$33,171	$—	$33,171
Shares issued in subsidiary to minority interest	$90	$—	$90

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation and Interim Consolidated Financial Statements

Delta Entertainment Group Inc. (“Delta”, “the Company”) was incorporated in Florida on October 2, 2009 as a wholly owned subsidiary of Beta Music Group, Inc. (“Beta”).

The principal business purpose of Delta is to operate as a holding company of Famous Records Corp. (“Famous”).  At the time of Delta’s formation, Beta transferred its shares in Famous to Delta and Famous became a wholly owned subsidiary of Delta.

Famous was incorporated in Florida on August 21, 2008 as a wholly owned subsidiary of Beta.

Famous’ principal  business purpose is to commercially release and promote finished “Master” recordings for distribution on an exclusive basis during a specific term to record stores, other non-traditional outlets and digitally through downloads & ringtones worldwide.

Reverse Spinoff

On December 16, 2009, pursuant to a Stock Sale and Purchase Agreement between a third party and certain shareholders of Beta, Beta spun off Delta Entertainment Group, Inc. and its subsidiary Famous Records Corp. Beta shareholders received one share of Delta for each share of Beta held as of the record date.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Delta Entertainment Group, Inc. and subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended March 31, 2010, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company's Form S-1 filed with the Securities and Exchange Commission on March 26, 2010.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Delta Entertainment Group, Inc. and its wholly owned subsidiary Famous Records, Corp. All intercompany accounts and transactions have been eliminated in consolidation.

Note B – Related Party Transactions

During the period ended March 31, 2010, a related party made advances to the Company for operating expenses of $15,200.

On March 31, 2010, the Company repaid $33,126 of these advances through the issuance of 3,312,500 shares of its common stock.

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note C – Non-Controlling Interest

The Company has a minority shareholder in its subsidiary Famous Records Corp. At December 31, 2009, the subsidiary was wholly-owned by Delta, however, there were 75,000 shares of Famous due to its President pursuant to his employment agreement. In March 2010, Famous issued 90,000 shares of its common stock to its President, which included the shares due at December 31, 2009 as well as the additional shares due for the three months ended March 31, 2010, pursuant to his director agreement.

Following is a reconciliation of the shares outstanding in Famous:

Total Shares outstanding at December 31, 2010	1,000,000
Shares issued to Delta March 31, 2010	1,500,000
Shares issued to Non Controlling Party March 31, 2010	90,000
Total Shares outstanding at March 31, 2010	2,590,000

Delta Percentage Ownership of Famous	96.5%
Non Controlling Interest Ownership of Famous	3.5%

Note D – Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures, through May 14, 2010, which is the date these financial statements were filed with the Securities and Exchange Commission.

During April 2010, the Tucker Family Spendthrift Trust advanced the Company $21,250.

During May 2010, the Company issued 585,000 shares to officers and directors for accrued compensation, 50,000 for services, and 2,125,000 shares as repayment of advances from a related party.

In April 2010, Famous issued 5,000 shares to its President. Famous also issued 250,000 to the Company as repayment of advances made to Famous by the Company. These issuances did not have a material impact on the ownership interests.

Note E – Going Concern

At March 31, 2010 the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

Delta Entertainment Group, Inc. (“Delta”) is a Florida Corporation incorporated in October 2009 as a wholly owned subsidiary of Beta Music Group, Inc.

Delta’s majority owned subsidiary Famous Records Corp. (“Famous”) was incorporated in the State of Florida on August 21, 2008 also as a wholly owned subsidiary of Beta Music Group.

On December 16, 2009, pursuant to a Stock Sale and Purchase Agreement between a third party and certain shareholders of Beta, Beta spun off Delta Entertainment Group, Inc. and its subsidiary Famous Records Corp. Beta shareholders received one share of Delta for each share of Beta held as of the record date.

Delta is a developmental stage company which will promote and sponsor live concerts throughout the South Florida area. Our goal is to focus on smaller and mid-sized venues and sign artists with a local following or those artists that have established themselves in a niche market.

The goal of Famous Records is to identify new and emerging singer/songwriters, sign these artists to a contract and distribute their music through various distribution networks. Our focus will be to sponsor live concerts in the South Florida area. With a diverse ethnic background, multiple venues and community events being sponsored throughout the years, the South Florida market presents unique opportunities to attract less known artists trying to establish a local base with the objective of creating a national fan base as well as more established well known artists who have a sufficiently large following to attract a larger fan base.

Results of Operations

Three Months Ended March 31, 2010 and 2009

We did not generate significant revenues for the three months ended March 31, 2010 or 2009 or from the date of inception through March 31, 2010.

Our cost of sales for the three months ended March 31, 2010 were $3,081 versus nil for the three months ended march 31, 2009 and $9,627 from the date of inception through March 31, 2010.

During the three months ended March 31, 2010 we incurred general and administrative expenses of $40,603 as compared to $13,608 for the three months ended March 31, 2009. The increase in general and administrative expenses for the current year is due to an increase in Officers’ and Directors compensation of approximately $9,000 as well as professional fees of $15,000. There were no similar expenses in the same period of the prior year, and we expect to incur these expenses going forward.

Liquidity

As of March 31, 2010 we had cash of $2,397, accounts receivable of $296 and prepaid expenses of $6,899. At December 31, 2010 we had cash of $2,373 accounts receivable of $834 and prepaid expenses of $7,863. The decrease in the accounts receivable was due to the aging of the receivables at December 31, 2009 and not the result of a decrease in sales.

Our operations to date have primarily been funded through advances from a related party. Our total current liabilities at March 31, 2010 were $87,384 as compared to $94,211. The decrease in the current liabilities is due to the issuance of common stock during the current period as repayment of related party advances and accrued wages, offset by an increase in accounts payable and accrued wages in the current period.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate or commodity price market risk.

Interest Rate Risk—From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our condensed consolidated balance sheets and do not represent a material interest rate risk.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures.   Our principal executive and financial officer, based on his evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that (i) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may from time to time be involved in legal proceedings arising from the normal course of business.   As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2008, we issued 16,555,315 shares of common stock to Beta Music Group, Inc.

On March 31, 2010, we issued 45,000 shares of common stock to Officers and Director’s as consideration for their services. Additionally on that date we issued 1,530,000 shares as repayment of accrued wages and 3,312,500 as repayment of advances from related parties. Of these shares, 45,000 shares were issued at par value of $.001 and the remainder were issued at $.01.

On May 5, 2010 we issued 570,000 shares of common stock for accrued compensation, 15,000 to our Officer and Directors and 2,125,000 shares as repayment of related party advances. These shares were issued at $.01 per share. We also issued 50,000 shares for services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

31	Section 302 Certification of Chief Executive and Financial Officer
32	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Entertainment Group, Inc.

Dated:  May 17, 2010

By  /s/ Michelle Tucker

Michelle Tucker

President and Chief Executive and Financial Officer