Form 10-Q
period 2010-06-30
Delta Entertainment Group, Inc.
filed 2010-08-16
CIK 1481199

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number  333-165719

Delta Entertainment Group, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	27-1059780
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

5030 Champion Blvd G6 #227 Boca Raton, Florida 33496

(Address of principal executive offices)

(818) 539-6507

(Issuer's telephone number)

7359 Ballantrae Ct. Boca Raton, Florida 33496

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 13, 2010 the issuer had outstanding 29,747,815 shares of Common Stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$44,572	$2,373
Accounts receivable	137	834
Prepaid expenses	5,913	7,863

Total Assets	$50,622	$11,070

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$60	$—
Accrued liabilities	819	—
Accrued wages related party	70,103	61,128
Due to related parties	12,484	30,333
Accrued rent-related party	2,750	2,750
Total Current Liabilities	86,216	94,211

Total Liabilities	86,216	94,211

Stockholder's Equity (Deficit)
29,747,815 shares and 16,600,315 shares issued as of June 30, 2010 and December 31, 2009, respectively	29,748	16,600
Additional Paid in Capital	116,266	(1,657)
Deficit Accumulated in the Development Stage	(180,380)	(98,084)
Total Delta Entertainment Group, Inc. Deficit	(34,366)	(83,141)
Non Controlling Interest	(1,228)	—
Total Deficit	(35,594)	(83,141)
Total Liabilities and Stockholders' Deficit	$50,622	$11,070

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From
					August 21,
					2008
					(Date of
	For the Three Months Ended		For the Six Months Ended		Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenue	$464	$—	$936	$—	$1,770

Cost of sales	2,817	—	5,898	—	12,444

Gross profit	(2,353)	—	(4,962)	—	(10,674)

General administrative expenses	38,149	15,057	78,752	28,685	171,124

Loss before provision for income tax	(40,502)	(15,057)	(83,714)	(28,685)	(181,798)

Income tax expense	—	—	—	—	—

Net Loss	$(40,502)	$(15,057)	$(83,714)	$(28,685)	$(181,798)
Net loss attributable to non-controlling interest	1,418	—	1,418	—	1,418
Delta net loss	$(39,084)	$(15,057)	$(82,296)	$(28,685)	$(180,380)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	n/a

Basic and Diluted Weighted Average Common Shares Outstanding	23,552,925	16,555,315	20,115,246	16,555,315	n/a

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Additional	in the	Non	Total
	Common		Paid in	Development	Controlling	Stockholders'
	Stock	Amount	Capital	Stage	Interest	Deficit

Balance, August 21, 2008, date of inception	—	$—	$—	$—	—	$—
Proceeds from Founders shares issued on August 21, 2009	16,555,315	16,555	(15,555)	—	—	1,000
Net Loss	—	—	—	(13,524)	—	(13,524)
Balance, December 31, 2008	16,555,315	16,555	(15,555)	(13,524)	—	(12,524)
Shares issued for services-related parties	45,000	45	—	—	—	45
Contributed capital from related party debt forgiveness	—	—	13,898	—	—	13,898
Net Loss	—	—	—	(84,560)	—	(84,560)
Balance, December 31, 2009	16,600,315	16,600	(1,657)	(98,084)	—	(83,141)
Shares issued for services-related parties	90,000	90	405	—	—	495
Shares issued for repayment of accrued wages-related party	2,100,000	2,100	18,900	—	—	21,000
Shares issued for repayment of advances from related party	5,907,500	5,908	53,168	—	—	59,076
Shares issued for services	50,000	50	450	—	—	500
Shares issued for conversion of note payable	5,000,000	5,000	45,000	—	—	50,000
Shares of subsidiary issued to non controlling interest	—	—	—	—	190	190
Net Loss	—	—	—	(82,296)	(1,418)	(83,714)
Balance, June 30, 2010 (Unaudited)	29,747,815	$29,748	$116,266	$(180,380)	$(1,228)	$(35,594)

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From
			August 21,
			2008
			(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010

Operating Activities:
Net loss	$(83,714)	$(28,685)	$(181,798)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services and related party advances	21,660	—	21,660
Amortization of prepaid expenses	2,052	2,052	6,497
Shares issed for services	500	—	545
Changes in Assets and Liabilities:
Accounts receivable	697	—	(137)
Prepaid expenses	(100)	—	(100)
Accounts payable	60	—	60
Accrued liabilities	819	—	819
Accrued wages-related party	8,975	22,272	70,104
Accrued rent-related party	—	750	2,750
Net Cash Provided (Used) by Operating Activities	(49,051)	(4,361)	(79,600)

Financing Activities:
Proceeds from notes payable	50,000	—	50,000
Proceeds from advances from related parties	41,250	5,215	74,172
Net Cash Provided by Financing Activities	91,250	5,215	124,172

Net Increase in Cash	42,199	854	44,572

Cash at Beginning of Period	2,373	—	—
Cash at End of Period	$44,572	$854	$44,572

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

Non Cash Investing and Financing Activities:
Common stock issued in exchange of expenses paid by parent	$—	$1,000	$1,000
Debt forgiveness by related party	$—	$—	$13,898
Prepaid expense through issuance of parent company stock and corresponding Due to Related Party	$—	$12,309	$12,309
Issuance of common stock for repayment of accrued wages, directors fees, and services	$33,171	$—	$33,171
Shares issued in subsidiary to minority interest	$190	$—	$190

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reverse Spinoff

On December 16, 2009, pursuant to a Stock Sale and Purchase Agreement between a third party and certain shareholders of Beta, Beta spun off Delta Music Group, Inc. and its subsidiary Famous Records Corp. Beta shareholders received one share of Delta for each share of Beta held as of the record date.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Delta Entertainment Group, Inc. and subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the six month period ended June 30, 2010, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company's Form S-1 filed with the Securities and Exchange Commission on March 26, 2010.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Beta Music Group, Inc. and its majority owned subsidiary Famous Records, Corp. All intercompany accounts and transactions have been eliminated in consolidation.

Note B – Related Party Transactions

During the period ended June 30, 2010, a related party made advances to the Company for operating expenses of $41,225.

On March 31, 2010, the Company repaid $33,125 of these advances through the issuance of 3,312,500 shares of its common stock.

During April and May 2010, the Company repaid advances of $25,950 through the issuance of 2,595,000 shares of common stock.

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note C – Non-Controlling Interest

The Company has a minority shareholder in its subsidiary Famous Records Corp. At December 31, 2009, the subsidiary was wholly-owned by Delta, however, there were 75,000 shares of Famous due to its President pursuant to his employment agreement. During the six months ended June 30, 2010 Famous has issued 100,000 shares of its common stock to its President, which included the shares due at December 31, 2009 as well as 25,000 additional shares due pursuant to his director agreement. At June 30, 2010 there were 5,000 shares due to the President, which are included as accrued liabilities at June 30, 2010.

Following is a reconciliation of the shares outstanding in Famous:

Total Shares outstanding at December 31, 2010	1,000,000
Shares issued to Delta March 31, 2010	1,500,000
Shares issued to Non Controlling Party March 31, 2010	90,000
Shares issued to Delta May 31, 2010	250,000
Shares issued to Non Controlling Party April and May 2010	10,000
Total Shares outstanding at June 30, 2010	2,850,000

Delta Percentage Ownership of Famous	96.5%
Non Controlling Interest Ownership of Famous	3.5%

Note D – Convertible Note Payable

On June 14, 2010 the Company entered into a convertible note payable in the amount of $50,000. The note holder had the right to convert the note into shares of common stock at the rate of $.01 per share. On June 30, the note holder converted the note to 5 million shares of common stock.

Note E – Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures, through August 16, 2010 which is the date these financial statements were filed with the Securities and Exchange Commission.

In July 2010, the Company purchased an additional 750,000 shares of common stock of its subsidiary Famous for $7,500.

On August 11, 2010, Michelle Tucker resigned her positions with the Company and on that same date Marshall Freeman agreed to serve as the Sole Officer of the Company. In relation to his position as the Sole Officer, he will receive 5,000 shares per month as compensation.

Note F – Going Concern

At June 30, 2010 the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

On December 16, 2009, pursuant to a Stock Sale and Purchase Agreement between a third party and certain shareholders of Beta. Beta spun off Delta Music Group, Inc. and its subsidiary Famous Records Corp. Beta shareholders received one share of Delta for each share of Beta held as of the record date.

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

Results of Operations

Six and Three Months Ended June 30, 2010 and 2009

We did not generate significant revenues for the three or six months ended June 30, 2010 or 2009 or from the date of inception through June 30, 2010.

Our cost of sales for the three and six months ended June 30, 2010 were $2,817 and  $5,898, respectively, versus nil for the same periods of the prior year and $12,144 from the date of inception through June 30, 2010.

During the three and six months ended June 30, 2010 we incurred general and administrative expenses of $38,149 and $78,752 as compared to $15,057 and $28,665 for same periods of the prior year. The increase in general and administrative expenses for the current year is due to an increase in Officers’ and Directors compensation of approximately $18,500 as well as professional fees of $25,000. Delta did not have similar expenses in the same period of the prior year, and we expect to incur these expenses going forward.

Liquidity

As of June 30, 2010 we had cash of $44,572, accounts receivable of $137 and prepaid expenses of $5,913. At December 31, 2009 we had cash of $2,373 accounts receivable of $834 and prepaid expenses of $7,863. The decrease in the accounts receivable was due to the aging of the receivables at December 31, 2009 and not the result of a decrease in sales. The increase in our cash is due to a $50,000 convertible note payable entered into on June 16, 2010 which was converted to common stock on June 30, 2010.

Our operations to date have primarily been funded through advances from a related party. Our total current liabilities at June 30, 2010 were $86,216 as compared to $94,211. The decrease in the current liabilities is due to the issuance of common stock during the current period as repayment of related party advances and accrued wages, offset by an increase in accounts payable and accrued wages in the current period.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2008, we issued 16,555,315 shares of common stock to Beta Music Group, Inc.

On March 31, 2010, we issued 90,000 shares of common stock to Officers and Director’s as consideration for their services. Additionally on that date we issued 1,530,000 shares as repayment of accrued wages and 3,312,500 as repayment of advances from related parties. Of these shares, 45,000 shares were issued at par value of $.001 and the remainder were issued at $.01.

On May 5, 2010 we issued 570,000 shares of common stock for accrued compensation, 15,000 to our Officer and Directors and 2,125,000 shares as repayment of related party advances. These shares were issued at $.01 per share. We also issued 50,000 shares for services. The aforementioned shares were all issued at $.01.

On May 31, 2010 we issued 470,000 to the Tucker Family Trust as repayment for advances made to the Company. We also issued 15,000 shares to our Officer and Directors. These shares were issued at $.01.

On June 30, 2010 we issued 5,000,000 shares of our common stock to an investor for the conversion of a note payable in the amount of $50,000. We also issued 15,000 shares to our Officer and Directors. These shares were issued at $.01.

Item 3.  Defaults Upon Senior Securities

None.

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

Delta Entertainment Group, Inc.

Dated:  August 16, 2010

By  /s/ Marshall Freeman

Marshall Freeman

President and Chief Executive and Financial Officer