Form 10-Q
period 2010-09-30
Delta Entertainment Group, Inc.
filed 2010-11-12
CIK 1481199

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number 333-165719

Delta Entertainment Group, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	27-1059780
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

1200 Stirling Road Suite 11A & B Dania Florida 33004

(Address of principal executive offices)

(305) 992-1475

(Issuer's telephone number)

5030 Champion Blvd G6 #227 Boca Raton, Florida 33496

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 2, 2010 the issuer had outstanding 29,792,815 shares of Common Stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009

Assets
Current Assets:
Cash	$27,753	$2,373
Accounts receivable	—	834
Prepaid expenses	—	7,863
Total current assets	27,753	11,070

Investment in Subsidiary	35,000	—

Total Assets	$62,753	$11,070

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accrued wages related party	$—	$61,128
Due to related parties	150	30,333
Accrued liabilities-related party	—	2,750
Total Current Liabilities	150	94,211

Total Liabilities	150	94,211

Stockholder's Equity (Deficit)
29,792,815 shares and 16,600,315 shares issued as of September 30, 2010 and December 31, 2009, respectively, par value $.001	29,793	16,600
Additional Paid in Capital	116,671	(1,657)
Deficit Accumulated in the Development Stage	(83,861)	(98,084)
Total Delta Entertainment Group, Inc. Deficit	62,603	(83,141)
Total Liabilities and Stockholders' Equity (Deficit)	$62,753	$11,070

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

					From
					August 21, 2008
					(Date of
	For the Three Months Ended		For the Nine Months Ended		Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenue	$519	$49	$1,455	$49	$2,289

Cost of sales	8,433	2,199	14,331	2,199	20,877

Gross profit	(7,914)	(2,150)	(12,876)	(2,150)	(18,588)

General administrative expenses	18,380	15,240	97,132	43,925	189,504

Operating loss	(26,294)	(17,390)	(110,008)	(46,075)	(208,092)

Other Income (Expense)
Gain on deconsolidation of subsidiary	122,290	—	122,290	—	122,290

Net Loss	95,996	(17,390)	12,282	(46,075)	(85,802)
Net loss attributable to non-controlling interest	523	—	1,941	—	1,941
Delta Net Loss	$96,519	$(17,390)	$14,223	$(46,075)	$(83,861)

Basic and Diluted Loss per Common Share	$0.00	$(0.00)	$0.00	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	29,748,304	16,555,315	23,330,306	16,555,315

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	in the	Non	Total
	Common		Paid in	Development	Controlling	Stockholders'
	Stock	Amount	Capital	Stage	Interest	Equity
Balance, August 21, 2008, date of inception	—	$—	$—	$—	$—	$—
Proceeds from Founders shares issued on August 21, 2009	16,555,315	16,555	(15,555)	—	—	1,000
Net Loss	—	—	—	(13,524)	—	(13,524)
Balance, December 31, 2008	16,555,315	16,555	(15,555)	(13,524)	—	(12,524)
Shares issued for services-related parties	45,000	45	—	—	—	45
Contributed capital from related party debt forgiveness	—	—	13,898	—	—	13,898
Net Loss	—	—		(84,560)	—	(84,560)
Balance, December 31, 2009	16,600,315	16,600	(1,657)	(98,084)	—	(83,141)
Shares issued for services-related parties	135,000	135	810	—	—	945
Shares issued for repayment of accrued wages-related party	2,100,000	2,100	18,900	—	—	21,000
Shares issued for repayment of advances from related party	5,907,500	5,908	53,168	—	—	59,076
Shares issued for services	50,000	50	450	—	—	500
Shares issued for conversion of note payable	5,000,000	5,000	45,000	—	—	50,000
Loss previously allocated to non controlling interest	—	—	—	1,941	(1,941)	—
Net Loss	—	—	—	12,282	1,941	14,223
Balance, September 30, 2010 (Unaudited)	29,792,815	$29,793	$116,671	$(83,861)	$—	$62,603

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From
			August 21, 2008
			(Inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010

Operating Activities:
Net loss	$14,223	$(28,685)	$(83,861)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of prepaid expenses	3,078	2,052	7,523
Shares issued for services and accrued liabilities related party	21,945	—	21,945
Shares of Famous issued for cash, services, and repayment of accrued liabilities related parties	16,691	—	16,691
Shares issed for services	500	—	545
Gain on deconsolidation of subsidiary	(122,290)	—	(122,290)
Changes in Assets and Liabilities:
Accounts receivable	834	—	—
Prepaid expenses	100	—	100
Accounts payable	—	—	—
Accrued liabilities	—	—	—
Accrued wages-related party	(819)	22,272	60,310
Accrued rent-related party	—	750	2,750
Net Cash Provided (Used) by Operating Activities	(65,738)	(4,361)	(96,287)

Investing Activities
Cash of former subsidiary relinquished in deconsolidation	(107)	—	(107)
Net Cash Provided by Investing Activities	(107)	—	(107)

Financing Activities:
Proceeds from notes payable	50,000	—	50,000
Proceeds from advances from related parties	41,225	5,215	74,147
Net Cash Provided by Financing Activities	91,225	5,215	124,147

Net Increase in Cash	25,380	854	27,753

Cash at Beginning of Period	2,373	—	—
Cash at End of Period	$27,753	$854	$27,753

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

Non Cash Investing and Financing Activities
Common stock issued in exchange of expenses paid by parent	$—	$1,000	$1,000
Common stock issued as repayment of note payable	$50,000		$50,000
Debt forgiveness by related party	$—	$—	$13,898
Prepaid expense through issuance of parent company stock and corresponding Due to Related Party	$—	$12,309	$12,309
Issuance of common stock for repayment of accrued wages, directors fees, and services	$59,075	$—	$59,075
Shares issued in subsidiary to minority interest	$190	$—	$190
Shares of subsidiary issued for repayment of related party advances	$12,333	$—	$12,333

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

Delta is a holding company.  All of Delta’s operations were conducted through its subsidiary, Famous Records Corp. Famous was incorporated in Florida on August 21, 2008 as a wholly owned subsidiary of Beta.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Delta Entertainment Group, Inc. and subsidiary have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the nine month period ended September 30, 2010, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company's Form S-1 filed with the Securities and Exchange Commission on March 26, 2010.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Delta Entertainment Group, Inc. and its’ formerly majority owned subsidiary Famous Records, Corp. All intercompany accounts and transactions have been eliminated in consolidation. (See Note C)

Note B – Non-Controlling Interest and Deconsolidation of Subsidiary

The Company had a minority shareholder in its subsidiary Famous Records Corp. At December 31, 2009, the subsidiary was wholly-owned by Delta, however, there were 75,000 shares of Famous due to its President pursuant to his employment agreement. During the nine months ended September 30, 2010 Famous has issued 8,165,300 shares of its common stock to its President for accrued wages, director’s fees, and for $7,500 in cash as well as the shares due at December 31, 2009.

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the shares outstanding in Famous:

Total Shares outstanding at December 31, 2010	1,000,000
Shares issued to Delta March 31, 2010	1,500,000
Shares issued to Non Controlling Party March 31, 2010	90,000
Shares issued to Delta May 31, 2010	250,000
Shares issued to Non Controlling Party April and May 2010	10,000
Shares issued to Non Controlling Party September 2010	8,065,300
Shares issued to Non Controlling Party September 2010	1,233,400
Shares issued to Delta September 2010	750,000
Total Shares outstanding at September 30, 2010	12,898,700

Delta Percentage Ownership of Famous	27.1%
Non Controlling Interest Ownership of Famous	72.9%

During the nine months ended September 30, 2010, the issuance of shares to the Officer of Famous had a dilutive effect on the Company’s ownership and control of the subsidiary whereby the Company now owns less than 50% of the outstanding shares of the subsidiary.  As a non-controlling shareholder, the Company (the former parent) is required to deconsolidate the subsidiary.  In accordance with ASC 810-10-65 (formerly SFAS 160 Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51), the Company is required to account for its holding in the subsidiary under the equity method.

When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather that the carrying amount of that retained investment.  The gain on the deconsolidation of the subsidiary is as follows:

Gain on deconsolidation of subsidiary	$38,522
Gain on fair value measurement of investment in subsidiary	83,768
Total gain on deconsolidation of subsidiary	$122,290

Note D – Related Party Transactions

During the nine months ended September 30, 2010, a related party made advances to the Company for operating expenses of $41,225.

On March 31, 2010, the Company repaid $33,126 of these advances through the issuance of 3,312,500 shares of its common stock.

During April and May 2010, the Company repaid advances of $25,950 through the issuance of 2,595,000 shares of common stock.

Note E – Convertible Note Payable

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

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note F – Going Concern

At September 30, 2010 the Company does not have significant operations. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

Note G – Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures.

In October 2010, the Company formed a subsidiary Creative Music Group, Inc. (“Creative”).  In connection with the formation of Creative the Company has entered into Management Agreements with various artists.

The Company, through its subsidiary Creative, entered into a lease agreement with a related party. The term of the lease is for one year, with an available renewal for an additional one year term. Monthly rent expense under the lease will be $500 per month.

The Company, through its subsidiary Creative, entered into an employment agreement with Marshall Freeman. Per the terms of the agreement Mr. Freeman will receive compensation of $1,000 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

Delta Entertainment Group, Inc. (“Delta”) is a Florida Corporation incorporated in October 2009 as a wholly owned subsidiary of Beta Music Group, Inc.

Delta’s formerly majority owned subsidiary Famous Records Corp. (“Famous”) was incorporated in the State of Florida on August 21, 2008 also as a wholly owned subsidiary of Beta Music Group.

On December 16, 2009, pursuant to a Stock Sale and Purchase Agreement between a third party and certain shareholders of Beta, Beta spun off Delta Music Group, Inc. and its subsidiary Famous Records Corp. Beta shareholders received one share of Delta for each share of Beta held as of the record date.

Delta is a developmental stage company which, through its subsidiary, will promote and sponsor live concerts throughout the South Florida area. Our goal is to focus on smaller and mid-sized venues and sign artists with a local following or those artists that have established themselves in a niche market.

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

Results of Operations

Three and Nine Months Ended September 30, 2010 and 2009

We did not generate significant revenues for the three or nine months ended September 30, 2010 or 2009 or from the date of inception through September 30, 2010. Our revenues were $519 and $1,455 for the three and nine months ended September 30, 2010. From the date of inception, August 21, 2008 through September 30, 2010 we have recognized revenue of $2,289.

Our cost of sales for the three and nine months ended September 30, 2010 were $8,433 and  $14,331, respectively, versus $2,199 for the same periods of the prior year and $20,877 from the date of inception through September 30, 2010.

During the three and nine months ended September 30, 2010 we incurred general and administrative expenses of $18,380 and $97,132 as compared to $15,240 and $43,925 for same periods of the prior year. The increase in general and administrative expenses for the current year is due to an increase in Officers’ and Directors compensation and professional fees. Delta did not have similar expenses in the same period of the prior year, and we expect to incur these expenses going forward.

Liquidity

As of September 30, 2010 we had cash of $27,753.  At December 31, 2009 we had cash of $2,373 accounts receivable of $834. The increase in our cash is due to a $50,000 convertible note payable entered into on June 16, 2010 which was converted to common stock on June 30, 2010.

Our operations to date have primarily been funded through advances from a related party. Our total current liabilities at September 30, 2010 were $150 as compared to $94,211. The decrease in the current liabilities is due to the issuance of common stock during the current period as repayment of related party advances and accrued wages and the deconsolidation of Famous at September 30, 2010.

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

Item 4. Controls and Procedures.

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

On September 30, 2010 we issued 45,000 shares of common stock at $.01 per share for accrued compensation and directors’ fees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

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

Dated:  November 12, 2010

By  /s/ Marshall Freeman

Marshall Freeman

President and Chief Executive and Financial Officer