Form 10-K
period 2010-12-31
Delta Entertainment Group, Inc.
filed 2011-03-31
CIK 1481199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 333-165719

DELTA ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	3562	27-1059780
(State or other jurisdiction	(Primary Industrial	(I.R.S. Employer
of Incorporation)	Classification Code)	Identification No.)

1200 Stirling Road, Suite 11A & B Dania, Florida 33004

(Address of principal executive offices)

Registrants telephone number including area code     (305) 992-1475

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
common stock, $0.001 par value	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Non-accelerated Filer [ ]

Accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if a small reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [ ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (for purposes of this calculation The Tucker Family Trust and the Officers and Directors of the Company may be considered affiliates) computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $54,242.  (Based on the share price for transactions at that date as the common stock was not listed for trading on any exchange or electronic quotation system at that date)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[ ] Yes [ ] No

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 29,747,815 shares of common stock, $.001 par value as of February 7, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K(e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to the security holders; (2) Any proxy or information statement ; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

Item 1. Business

Delta Entertainment Group, Inc. (the "Company", the "Registrant", "Delta Entertainment" or "Delta") is a Florida corporation incorporated in the state of Florida on October 2, 2009. Through September 2010, Delta's business operations were conducted through its 93% owned subsidiary, Famous Records Corp. ("Famous Records"). In September, the ownership interest in Famous Records was reduced to 27.1% and the subsidiary was deconsolidated. Currently Delta’s business operations are being conducted through its wholly owned subsidiary Creative Music Group.

Delta was formerly a wholly owned subsidiary of Beta Music Group, Inc. ("Beta Music"). Due to a change in control of management of Beta Music, the then current Board of Directors of Beta Music chose to "spin off" Delta Entertainment and the shareholders of Beta Music received one share of common stock of Delta Entertainment for each share of common stock owned by the selling shareholder on the record date, December 15, 2009. We are treated this transaction as a reverse spin-off for accounting purposes as substantially all of the operations of Beta Music were being conducted through Delta Entertainment.

Delta Entertainment is a development stage company that will engage in concert promotions. Its initial focus will be the South Florida market. The Company's wholly owned subsidiary, Creative Music Group, Inc. (“Creative”) is a Miami based entertainment company.  Creative’s business strategy is to acquire, develop and represent upcoming artists in the entertainment field.

Products and Services

Creative is a service-based company focused on artist management services for recording artists. The company will offer bi-directional services.  First, by selling artist management services to recording artists in exchange for commissions, and percentages of income. The second is by selling entertainment to consumers. This includes mediums such as CD’s, downloads, merchandise, live shows and other services of company clients. The company will rely on third parties such as record labels and agencies to sell talent services of its clients. The goal of Creative is to bring consumers and users of entertainment services, high quality and unique  talent. Our management services will be  customized to meet the  needs of the individual artist. We intend to  provide  guidance, support, opportunities and career counseling for our artists

Our ability to fully implement this program will be dependent upon our ability to secure additional financing, of which there can be no assurance.

Target Market

Creative operates in the Miami Florida area, targeting the various event planners, promoters and entertainment venues in the area. The greater Miami metropolitan area is home to a large number of entertainment events each year with 2.1 million people in the immediate area

The Competition

Competition in the music industry is very diverse and uneven, creating substantial market opportunities for Creative.  We will compete against both local, regional and national companies with far greater capital resources and name recognition.  In order to effectively compete in these markets, Creative must be able to offer unique and personalized services, identifying strategic partners at colleges and universities and develop business relationships with local event organizers, record labels, agents and other entertainment companies.  With limited capital,  the Company will rely upon the personal contacts of  our management.

Operations

Most of our work is outsourced.  At our office, we have operational equipment and supplies pertinent to our industry and scope of work we perform . We have various workstations with a variety of capabilities. We are able to perform a wide range of tasks ranging from marketing, to graphics and some small audio engineering.

Management

Marshall B. Freeman is our president and serves as the personal manager for all company clients. Freeman will use his experiences as a choreographer, event coordinator, promoter and manager to build, guide and direct the careers of company clients. Freeman has been a part of many very high profile events, concerts and festivals. He has also worked at various entertainment companies, record labels, and entertainment venues developing talent.

Conflicts of Interest.

Management is not  required to commit their full time to our affairs  and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities.  Our affiliates, officers and directors  may engage in other business activities similar and dissimilar to those we are engaged in.  To the extent that  management engages in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us.  As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours.   No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities.  Management may become aware of investment and business  opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.  Management may have conflicts of interest in determining  which entity a particular business opportunity should be presented.  Accordingly, as a result of multiple business affiliations, management  may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Item 1A. Risk Factors

WE HAVE A LIMITED OPERATING HISTORY.

Both Delta Entertainment Group, Inc. and Creative Music Group, Inc. have a limited operating history. Our future results will be dependent upon our ability to manage additional artists.  We currently have four artists under management.  To date,  the Company has not sponsored any concerts . One of the Company’s objectives is to promote concerts during 2011.  If successful,  these will in all likelihood be in small venues in the South Florida area.  To fully implement our business plan, we will require additional capital, of which there can be no assurance. If we are not able to fully implement our business plan, we may incur substantial losses.

WE MAY NOT ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon such factors as our ability to organize and promote concerts. Based upon current plans, we expect to incur operating losses in future periods because we expect to incur expenses which will exceed revenues for an unknown period of time. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future.

LACK OF PROFITS FROM OPERATIONS.

We are a relatively small company and have limited capital. Our business plan is to become a concert promoter and expand the business activities of Creative Music Group, Inc. We have not yet sponsored any concerts and have generated minimal revenues through Creative Music Group, Inc. There can be no assurance that even with a capital infusion, that we will be able to sponsor concerts, meet our operating expenses or generate profits.

OUR OPERATING RESULTS WILL VARY.

Our operating results will fluctuate and these fluctuations may adversely affect our value.  Our operating results may fluctuate from period to period.  Our operating results are very dependent upon our ability to identify and sign talent and identify strategic partners to promote entertainment events.

POSSIBLE LOSS OF ENTIRE INVESTMENT

Prospective investors should be aware that if the Company is not successful in its endeavors, their entire investment in the Company could become worthless. Even if the Company is successful, there can be no assurances that investors will derive a profit from their investment.

WE HAVE LIMITED FINANCIAL RESOURCES.

We have limited capital. We will need additional capital  to expand our operations. Without an infusion of capital, of which there can be no assurance, it is unlikely that we will be able to expand operations or implement our business plan.  Our ability to expand operations, or even to continue operating at all, is materially dependent on our ability to generate revenues from operations or to raise additional funds. To date, our operations have been primarily financed by loans from our officers and principal shareholders. There is no obligation for these individuals to continue to fund our ongoing operation or to cover any shortfalls in revenues to satisfy creditor claims.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

We will require additional financing.  Any debt or equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants.  We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions.  Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition.

WE ARE DEPENDENT ON MANAGEMENT AND LIMITED STAFFING.

Our ability to achieve our objectives is largely dependent upon the services of our management.   The loss of services of any of those individuals could have a material adverse impact on our operations.  Our future success also depends on our continuing ability to attract qualified personnel to expand our operations.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT ARE SIGNIFICANT.

We have limited revenues.  However, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require the company to engage legal, accounting and auditing services.  The engagement of such services can be costly and  we are likely to incur losses which may adversely affect our  ability to continue as a going concern.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are currently located at 1200 Stirling Rd Suites 11A and B Dania, Florida 33004. The office is leased from an entity affiliated with Mr. Freeman..  We believe that the rental charges are no less favorable than rental costs would be with a non-affiliated entity. The office is sufficient to meet our current needs.

Item 3. Legal Proceedings

None.

Item 4. (Removed and Reserved)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Over the Counter Bulletin Board "OTCBB" and OTCQB under the symbol "DENG". There is a very limited market for our common stock, with very limited trading activity.

Our common stock did not begin to trade on any exchange or electronic quotation system until January 20, 2011. There was no bid or ask in 2009 or 2010.

The market makers for our common stock currently are Delaney Equity Group LLC., Hudson Securities, Inc., E-Trade Capital Markets, LLC. and Automated Trading Desk Financial Services.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of March 1, 2011, there are approximately 82 holders of our common stock.

Dividends

Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid any cash dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses.

Recent sales of unregistered securities; use of proceeds from registered securities

At December 31, 2010, the authorized capital of the Company consisted of 100,000,000 shares of common stock with a par value of $.001 and as of that date there were 29,837,815 shares outstanding.

In August 2008, we issued 16,555,315 shares of common stock to Beta Music Group, Inc. These shares were distributed by Beta to the shareholders of record on December 14, 2009 pursuant to the Sale and Stock Purchase Agreement of a controlling interest of Beta on December 15, 2009.

During 2009, we issued 45,000 shares of our common stock to related parties for services rendered. The shares were issued at par value of $.001

On March 31, 2010, we issued 45,000 shares of common stock to officers and directors as consideration for their services. Additionally on that date we issued 1,530,000 shares as repayment of accrued wages and 3,312,500 as repayment of advances from related parties. These shares were issued at $.01 per share.

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

On December 31, 2010 we issued 45,000 shares of common stock at $.01 per share for accrued compensation and directors’ fees.

In January 2011, we issued 45,000 shares of common stock at $.01 per share for directors compensation and 300,000 shares for repayment of a $3,000 advance from a shareholder.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to present the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Delta Entertainment is a developmental stage company which plans to promote and sponsor live concerts throughout the South Florida area. Our goal is to focus on smaller and mid-sized venues and manage artists with a local following or those artists that have established themselves in a niche market. The goal of Creative is to identify new and emerging singer/songwriters, sign these artists to Management contracts and promote and develop the artists and attract distributors of the artists music through various distribution networks.

On December 16, 2009, pursuant to a Stock Sale and Purchase Agreement between a third party and certain shareholders of Beta, the Board of Directors of Beta resolved to spin off Delta Entertainment Group, Inc. and its subsidiary Famous Records Corp. due to the fact that the management of the Company and its Board of Directors remains unchanged, and as substantially all of the operations conducted by Beta were being continued by the Company, the distribution of the shares was accounted for as a reverse spin-off for accounting purposes.

Liquidity and Capital Resources

At December 31, 2010 we had current assets totaling $16,378 as compared to $11,070 at December 31, 2009. At December 31, 2010, we had total current liabilities of $931.  Current liabilities at December 31, 2009 were $94,211 consisting primarily of $61,128 in accrued wages and $30,333 due to related parties. We decreased our liabilities through the deconsolidation of our formerly majority owned subsidiary Famous Records Corp.

We had working capital at December 31, 2010 of $15,447 as compared to a working capital deficit of $83,141 at December 31, 2009.

The Independent Auditor’s Report to our financial statements included in this Form 10-K, indicates that there are number of factors that raise substantial doubt our ability to continue as a going concern. Unless we significantly increase our revenues or secure additional financing of which there can be no assurance, it is unlikely that we will be able to continue operations or fully implement our business plan.

Results of Operations

For the year ended December 31, 2010, we recognized revenues of $10,200 as compared to $834 in the prior year. The increase in sales was due to the revenues being generated from management fees from artists in the current year. The prior year revenues were from royalty payments received on sales of downloaded music.

For the year ended December 31, 2010, we recognized general and administrative expenses of $114,293 as compared to $78,848. The increase in general and administrative expenses for the current year is due to an increase in Officer and Directors compensation and professional fees. Delta did not have similar expenses in the same period of the prior year, and we expect to incur these expenses going forward.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their report by Malone Bailey LLP and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2010 and, based on their evaluation, and, have concluded that the disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of December 31, 2010, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2010, was effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MICHELLE TUCKER, age 52, served as our sole officer and served on our Board of Directors through August 2010. She previously served as an officer and director of Apollo Entertainment Group, Beta Music Group, Inc, president and a director of Pop Starz Records, Inc and as the president and director of Pop Starz Inc. Each of these entities was involved in various aspects of the entertainment industry. Ms. Tucker received a Bachelor of Science Degree in Criminal Justice from the University of Florida in 1979. From 1984 to 1986, Ms Tucker continued her education toward a Masters Degree by attending Florida Atlantic University and Florida International University.

MARSHALL FREEMAN, age 29, serves as a director on our Board of Directors and since August 2010 has served as our sole officer. He held a similar director position with Beta Music Group, Inc. Since 2003, Mr. Freeman has served as President of JamRock Entertainment Group, Inc. in Miami Florida. Mr. Freeman has knowledge of logistical and technical aspects of performances, concerts, recordings and events; worked with various recording artists within the entertainment industry; worked as Creative Director of national championship dance theatre; choreographed numerous events, concerts, dancers , parades and events; worked on various music videos; worked as dance instructor for various camps and schools

FRANCISCO DEL, age 40, who is professionally known as "Del," serves as a director of the Company. He has held similar positions with Beta Music Group, Inc., and Pop Starz Records, Inc. ,  An independent singer-songwriter-producer, Mr. Del was the free-lance producer on Jon Secada's 2005 recordings for Big 3 Records and also wrote songs for Big Band Radio during that year. In addition, he won a 2005 Telly Award for his performance of "Careless Whisper." During 2004 he wrote songs for Pitbull on TVT Records. In 2003, he formed a production company, B Smooth Productions, with Dennis Dellinger, and together they produced Del's debut CD, "Go All Night,." Mr. Del continues to work as a producer for R&B artists.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2010.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees.  The code of ethics codifies the business and ethical principles that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from our President at our executive offices in Dania, Florida.

Director Independence

We do not have an independent Board of Directors. We do not have an audit committee, compensation committee or nominating committee. As our operations expand, we hope to name additional members to our Board of Directors. We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain an independent Board of Directors in the immediate future. We do not believe that we will be able to attract independent board members until such time as a market for our common stock develops.

Corporate Cease Trade Orders or Bankruptcies

No  corporate director nor officer   is, or within the ten years prior to the date hereof has been, a director, officer, promoter or other member of management of any other issuer that, while that person was acting in the capacity of a director, officer, promoter or other member of management of that issuer, was the subject of a cease trade order or similar order or an order that denied the issuer access to any statutory exemptions for a period of more than 30 consecutive days or was declared bankrupt or made a voluntary assignment in bankruptcy, made a proposal under any legislation relating to bankruptcy or insolvency or has been subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold his or her assets.

Penalties or Sanctions

No corporate director nor officer is or has been  subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

No corporate director nor officer within the last ten years became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Item 11. Executive Compensation

The following table sets forth information regarding all cash and non-cash compensation earned by or paid to all of the executive officers of the Company who served during the fiscal years ended December 31, 2010 and 2009, for services in all capacities to the Company:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)

Marshall Freeman	2010	—	—	420	—
Principal Executive Officer	2009	—	—	15	—

Michelle Tucker	2010	21,000	—	215	—
Former Principal Executive Officer	2009	9,000	—	15	—

Summary Compensation Table

(continued)

Name and Principal Position	Year	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Marshall Freeman	2010	—	—	—	420
Principal Executive Officer	2009	—	—	—	15

Michelle Tucker	2010	—	—	—	21,215
Former Principal Executive Officer	2009	—	—	—	9,015

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of January 31, 2011 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Tucker Family Spendthrift Trust (1)	16,094,785	53.38%
	5030 Champion Blvd G6 #227
	Baco Raton, FL 33496

Common Stock	Michelle Tucker (1)	6,704,124	22.23%
	7359 Ballantrae Ct.
	Boca Raton, FL 33496

Common Stock	Richard Raia	5,000,000	16.60%
	17660 Scarsdale Way
	Boca Raton, FL 33496

Common Stock	Marshall Freeman	200,000	0.66%
	1200 Stirling Rd Suite 11A& B
	Dania, FL 33004

Common Stock	Francisco Del	198,750	0.66%
	200 North Bayshore Dr. #201
	Miami, FL 33137

Common Stock	Lenny Tucker (1)	305,000	1.01%

Common Stock	Shayna Tucker (1)	1,230,942	4.08%

Common Stock	Officers and Directors as a group		1.32%

(1)

Michelle Tucker previously served as the chief executive officer and as a director of Delta Entertainment Group. She is co-trustee, together with Leonard Tucker of the Tucker Family Spendthrift Trust. Shayna Tucker is the daughter of Michelle and Leonard Tucker.

Changes in control

There are no known arrangements as of March 31, 2011 which may result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Michelle Tucker serves as the co-trustee with Leonard Tucker, of The Tucker Family Spendthrift Trust (the "Trust"). The Trust has made advances to the Company to fund operations. The advances are considered short-term in nature and are non-interest bearing.

We have also entered into officer and director agreements with our officers and directors. The terms of these agreements were not negotiated at arms' length. Given the Company's revenues and limited working capital, we believe that these agreements are no less favorable to employment agreements that would be negotiated in arms' length transactions.

During October 2009, we entered into an employment agreement with Michelle Tucker to act as President of the Company. Per the terms of her employment agreement, she received compensation of $3,000 per month through July 2010 when she tendered her resignation.

During October 2009, we entered into director agreements with both Marshall Freeman and Francisco Del. Each director is to receive 5,000 shares of common stock for each month that they serve as a director. If either director serves as a Chairman of any committee, he is to receive an additional 2,500 shares per month, and if he is serves on any committee, he is to receive an additional 1,250 shares per month.

In August 2010 we entered into an employment agreement with Marshall Freeman to serve as the Company’s president.  Mr. Freeman  is to  receive 5,000 shares per month for serving as president.. In October 2010, through our subsidiary Creative Music Group, we entered into an agreement with Mr. Freeman to serve as the President of Creative.   The agreement provides for compensation of $1,000 per month. Additionally, Creative leases office space from an entity under the control of Mr. Freeman, Monthly rent expense  is $500 and the lease term is through December 31, 2011, with a one year renewal. The aggregate payment due to Mr. Freeman under the aforementioned lease agreement is $6,000.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered was $9,500 and $6,000 for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009, respectively, including the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended 2010.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." There were no such fees billed for the fiscal year ended December 31, 2010 and 2009.

Tax Fees

No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

All Other Fees

Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2010 and 2009.

We do not have an audit committee. Therefore, our entire Board of Directors (the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, our Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a).   The following report and financial statements are filed together with this Annual Report.

(b).   Index to Exhibits

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Entertainment Group, Inc.

By: /s/ Marshall Freeman	Date: March 31, 2011
Marshall Freeman
CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Marshall Freeman	Date: March 31, 2011
Marshall Freeman
CEO and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

Delta Entertainment Group

(A Development Stage Company)

Dania Beach, Florida

We have audited the consolidated balance sheets of Delta Entertainment Group, Inc. and its subsidiaries (a development stage company) (collectively, the “Company") as of December 31, 2010 and 2009, and the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and for the period from August 21, 2008 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of at the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from August 21, 2008 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred losses since inception and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

March 31, 2011

DELTA ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash	$7,993	$2,373
Accounts receivable	4,385	834
Prepaid expenses	4,000	7,863
	16,378	11,070

Computer equipment, net	1,125	—

Total Assets	$17,503	$11,070

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$167	$—
Accrued wages related party	614	61,128
Due to related parties	150	30,333
Accrued rent-related party	—	2,750
Total Current Liabilities	931	94,211

Total Liabilities	931	94,211

Stockholders' Equity (Deficit)
29,837,815 shares and 16,555,315 shares issued and outstanding as of December 31, 2010 and 2009, respectively	29,838	16,600
Additional Paid in Capital	117,076	(1,657)
Deficit Accumulated in the Development Stage	(130,342)	(98,084)
Total Stockholders' Equity (Deficit)	16,572	(83,141)
Total Liabilities and Stockholders' Equity (Deficit)	$17,503	$11,070

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From
			August 21, 2008
	For the	For the	(Date of
	Year Ended	Year Ended	Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenue	$10,200	$834	$11,034

Cost of sales	17,396	6,546	23,942

Gross profit	(7,196)	(5,712)	(12,908)

General administrative expenses	114,293	78,848	206,665

Operating loss	(121,489)	(84,560)	(219,573)

Other Income (Expense)
Gain on deconsolidation of subsidiary	87,290	—	87,290

Net Income (Loss)	(34,199)	—	(132,283)

Net loss attributable to non controlling interest	1,941	—	1,941

Net Income (Loss)	$(32,258)	$(84,560)	$(130,342)

Basic and Diluted (Income) Loss per Common Share	$(0.00)	$(0.01)	n/a

Basic and Diluted Weighted Average Common Shares Outstanding	24,959,089	16,562,753	n/a

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
			Additional	Accumulated in	Non	Total
	Common		Paid in	the Development	Controlling	Stockholders'
	Stock	Amount	Capital	Stage	Interest	Equity

Balance, August 21, 2008, date of inception	—	$—	$—	$—	$—	$—

Proceeds from Founders shares issued on August 21, 2009	16,555,315	16,555	(15,555)	—	—	1,000

Net Loss	—	—	—	(13,524)	—	(13,524)

Balance, December 31, 2008	16,555,315	16,555	(15,555)	(13,524)	—	(12,524)

Shares issued for services-related parties	45,000	45	—	—	—	45

Contributed capital from related party debt forgiveness	—	—	13,898	—	—	13,898

Net Loss	—	—		(84,560)	—	(84,560)

Balance, December 31, 2009	16,600,315	16,600	(1,657)	(98,084)	—	(83,141)

Shares issued for services-related parties	180,000	180	1,215	—	—	1,395

Shares issued for repayment of accrued wages-related party	2,100,000	2,100	18,900	—	—	21,000

Shares issued for repayment of advances from related party	5,907,500	5,908	53,168	—	—	59,076

Shares issued for services	50,000	50	450	—	—	500

Shares issued for conversion of note payable	5,000,000	5,000	45,000	—	—	50,000

Loss previously allocated to non controlling interest	—	—	—	1,941	(1,941)	—

Net Income	—	—	—	(34,199)	1,941	(32,258)

Balance, December 31, 2010	29,837,815	$29,838	$117,076	$(130,342)	$—	$16,572

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

			From
	For the	For the	August 21, 2008
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010

Operating Activities:
Net loss	$(32,258)	$(84,560)	$(130,342)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services	500	45	545
Shares issued for services- related parties and accrued liabilities- related party	22,395	—	22,395
Shares of former subsidiary issued for cash, services, and repayment of accrued liabilities-related party	16,691	—	16,691
Depreciation	66	—	66
Loss allocated to non-controlling interest	—	—	—
Gain on deconsolidation of subsidiary	(87,290)	—	(87,290)
Amortization of prepaid expenses	3,078	3,762	7,523
Changes in Assets and Liabilities:
Accounts receivable	(3,551)	(834)	(4,385)
Prepaid expenses	(3,900)	—	(3,900)
Accounts payable	167	—	167
Accrued wages-related party	(205)	49,113	60,924
Accrued rent-related party	—	2,750	2,750
Net Cash Provided (Used) by Operating Activities	(84,307)	(29,724)	(114,856)

Investing Activities
Purchase of computer equipment	(1,191)	—	(1,191)
Cash of former subsidiary relinquished in deconsolidation	(107)	—	(107)
Net Cash Used by Investing Activities	(1,298)	—	(1,298)

Financing Activities:
Proceeds from notes payable	50,000	—	50,000
Proceeds from advances from related parties	41,225	32,097	74,147
Net Cash Provided by Financing Activities	91,225	32,097	124,147

Net Increase in Cash	5,620	2,373	7,993

Cash at Beginning of Period	2,373	—	—
Cash at End of Period	$7,993	$2,373	$7,993

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

Non Cash Investing and Financing Activities
Common stock issued in exchange of expenses paid by parent	$—	$—	$1,000
Debt forgiveness by related party	$—	$13,898	$13,898
Prepaid expense through issuance of parent company stock and corresponding Due to Related Party	$—	$—	$12,309
Common stock issued for repayment of note payable	$50,000	$—	$50,000
Common stock issued for repayment of related party advances, accrued wages and directors fees	$59,076	$—	$59,076

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   Description of Company and Basis of Presentation

Delta Entertainment Group Inc. (“Delta”, the “Company”) was incorporated in the State of Florida on October 2, 2009 as a wholly owned subsidiary of Beta Music Group, Inc. (“Beta”).

The principal business purpose of Delta is to operate as a holding company of Famous Records Corp. (“Famous”) and Creative Music Group, Inc. (“Creative”). At the time of Delta’s formation, Beta transferred its shares in Famous to Delta and Famous became a wholly owned subsidiary of Delta

Famous was incorporated in the State of Florida on August 21, 2008 as a wholly owned subsidiary of Beta Music Group, Inc.

Famous’ principal  business purpose is to commercially release and promote finished “Master” recordings for distribution on an exclusive basis during a specific term to record stores, other non-traditional outlets and digitally through downloads & ringtones worldwide.

Creative was incorporated in the State of Florida on October 11, 2010 as a wholly owned subsidiary of Delta. The principal business purpose of Creative is to offer live music services.

Reverse Spinoff

On December 14, 2009, pursuant to a Stock Sale and Purchase Agreement between a third party and certain shareholders of Beta, the Board of Directors of Beta resolved to spin off Delta Entertainment Group, Inc. and its subsidiary Famous Records Corp. This Board action was taken in relation to the change in control of Beta. Beta shareholders received one share of Delta for each share of Beta held as of the record date.

Due to the fact that management of the Company and its Board of Directors remained unchanged, and as substantially all of the operations conducted by Beta were continued by the Company, the distribution of the shares was accounted for as a reverse spin-off for accounting purposes. Beta was solely a holding company for Famous Records, Corp. For purposes of these financial statements, the assets, liabilities and expenses of Beta, have been excluded at December 31, 2009. These primarily related to wages due to related parties, and intercompany loans made, which were forgiven as a result of the Stock Sale and Purchase Agreement.

Deconsolidation of Subsidiary

The Company had a minority shareholder in its subsidiary Famous Records Corp. At December 31, 2009, Famous was wholly-owned by Delta, however, there were 75,000 shares of Famous due to its President pursuant to his employment agreement. During the nine months ended September 30, 2010 Famous issued 8,165,300 shares of its common stock to its President for accrued wages, director’s fees, and for $7,500 in cash as well as the shares due at December 31, 2009. The issuance of shares to the Officer of Famous had a dilutive effect on the Company’s ownership and control of the subsidiary whereby the Company now owns less than 50% of the outstanding shares of the subsidiary.  As a non-controlling shareholder, the Company (the former parent) is required to deconsolidate the subsidiary.  In accordance with ASC 810-10-65 (formerly SFAS 160 Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51), the Company is required to account for its holding in the subsidiary under the equity method.

When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather that the carrying amount of that retained investment. ( See Note 7.)

DELTA ENTERTAINMENT GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation Principles and Basis of Presentation

The consolidated financial statements of the Company (Delta, Creative and Famous collectively) were prepared in accordance with accounting principles generally accepted in the United States of America for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2:   Summary of Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to FDIC limits. At December 31, 2010 and 2009 there was no uninsured cash.

Accounts receivable represent amounts due to the Company in a variety of markets and geographic regions

Revenue Recognition:

Revenues are recognized when all of the following have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery or service has been performed;
•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties
•	Collectability is probable.

Advertising:

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2010 and 2009 were nil and $550, respectively

Income Taxes:

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

DELTA ENTERTAINMENT GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (Loss) Per Share:

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2010 and 2009 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

Fair value of financial instruments

We account for our assets and liabilities using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair-value hierarchy:

• Level 1—Quoted prices for identical instruments in active markets;

• Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

• Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments

At December 31, 2010, we have accounted for our investment in the common stock of our former subsidiary Famous through the use of Level 3 inputs. (See Note 7.)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts Subtopic 810-10.  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Accounting Standards Update 2009-01, Topic 105 - Generally Accepted Accounting Principles (“ASU 2009-01”), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC.  ASU 2009-01 is effective for reporting periods ending after September 15, 2009.  We adopted ASU 2009-01 for reporting in the third quarter of our 2009 fiscal year.  The codification does not change or alter existing GAAP.  Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

NOTE 3:   Convertible Note Payable

On June 14, 2010 the Company entered into a convertible note payable in the amount of $50,000. The note holder had the right to convert the note into shares of common stock at the rate of $.01 per share. On June 30, 2010 the note holder converted the note to 5 million shares of common stock.

DELTA ENTERTAINMENT GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:   Related Party Transactions

At December 31, 2010 and 2009 Due to Related Parties consisted of amounts due to the Tucker Family Spendthrift Trust, a majority shareholder of the Company, in the amounts of $150 and $30,333, respectively.

In December 2009, in relation to the reverse spinoff from Beta, Beta forgave all amounts Due to Beta Music Group, Inc. The Company recorded $13,898 of debt forgiveness as Additional Paid in Capital.

During the years ended December 31, 2010 and 2009. The Tucker Family Spendthrift Trust has made advances to the Company to fund operations in the amounts of $41,225 and $32,097. The advances are considered short-term in nature and are non-interest bearing. During the year ended December 31, 2010, the Company issued 5,907,500 shares of common stock in Delta and 1,233,400 shares of Famous to the Tucker Family Spendthrift Trust as repayment of the advances.

During October 2009, the Company entered into an employment agreement with Michelle Tucker to act as President of the Company. Per the terms of her employment agreement, she received compensation of $3,000 per month. The agreement was terminated in August 2010.

During August 2010, the Company entered into an employment agreement with Marshall Freeman to serve as the President of the Company. As consideration for his services to the Company in this capacity, he is to receive 5,000 shares of common stock per month. Additionally, during October 2010, the Company through its subsidiary Creative, entered into an employment agreement with Mr. Freeman whereby he is to receive compensation in the amount of $1,000 per month for the services he provides as the President of the subsidiary.

During October 2009, the Company entered into agreements with three individuals to serve as Corporate Directors.  Per the terms of the agreements the Director’s are to receive 5,000 shares of common stock for each month that they serve. If the Director serves as a Chairman of any committee, he is to receive an additional 2,500 shares per month, and if he is serves on any committee, he is to receive an additional 1,250 shares per month.

The Company, through its subsidiary, Famous, entered into an employment agreement and a Director agreement with Jeffrey Collins to act as President of Famous and as a member of the Board of Directors of Famous. Mr. Collins is to receive compensation in the amount of $4,000 per month for his services as President of Famous. In July 2010 the agreement was amended to reduce the compensation to $1,000 per month. Additionally, on October 22, 2008, the Board of Directors of Beta Music Group, Inc. approved the issuance of 1,230,942 shares of Beta  common stock to Mr. Collins in relation to his employment agreement with Famous. The Beta shares were valued at $.01 per share which represented their fair value at the time of issuance. The shares of Beta were to vest over a period of three years, and should his employment with Famous cease prior to the end of the three year term, the shares are subject to forfeiture on a pro-rata basis. In connection with the spin-off of Delta from Beta, Mr. Collins is to receive shares of Delta on a one on one basis, therefore, should his employment with Famous cease prior to the end of the three year term, the Delta shares are subject to forfeiture on a pro-rata basis.

Per the terms of his Director Agreement, Mr. Collins is to receive 5,000 shares of Famous common stock per month for being a member of the Board of Directors of Famous. If he should serve as Chairman of any committee, he shall receive 2,500 Famous shares per month, and for service on any other committee he shall receive an additional 1,250 Famous shares per month.

At December 31, 2009, accrued wages-related parties represents all amounts due under the aforementioned Director and Employment agreements.

The Company, through its former subsidiary Famous, had entered into a month to month lease agreement with Famous’ president. Monthly rent expense was $500. From the date of inception, October 2, 2009 through December 31, 2009, rent expense in the amount of $1,500 had been recorded. Prior to May 2009, Famous had been provided office space, telephone and secretarial services from a related party at no charge. During the year ended December 31, 2010, through the date of deconsolidation of the subsidiary, the Company recorded rent expense of $4,500

Currently, Delta is provided office space, telephone and secretarial services from a related party at no charge.

DELTA ENTERTAINMENT GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October, 2010, the Company, through its subsidiary Creative, entered into a lease agreement with an entity under the control of its President. The lease extends through December 31, 2011, with a one year renewal provision. Monthly rent expense under the lease agreement is $500. For the year ended December 31, 2010, rent expense of $1167 was recorded in relation to the lease.

NOTE 5:   Income taxes

At December 31, 2010 and 2009 deferred tax assets consist of the following:

	December 31,	December 31,
	2010	2009
Federal loss carryforwards	$14,301	$14,713
State operating loss carryforwards	4,767	4,904
	19,068	19,617
Less: valuation allowance	(19,068)	(19,617)
	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

As of December 31, 2010, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of approximately $95,000 begin to expire in 2028 for both federal and state purposes.

NOTE 6:   Stockholders’ Equity

At December 31, 2010, the authorized capital of the Company consisted of 100,000,000 shares of common stock with a par value of $.001 and as of that date there were 29,837,815 shares outstanding.

In August 2008, we issued 16,555,315 shares of common stock to Beta Music Group, Inc. These shares were distributed by Beta to the shareholders of record on December 14, 2009 pursuant to the Sale and Stock Purchase Agreement of a controlling interest of Beta on December 15, 2009.

During 2009, we issued 45,000 shares of our common stock to related parties for services. The shares were issued at par value of $.001

On March 31, 2010, we issued 45,000 shares of common stock to Officers and Director’s as consideration for their services. Additionally on that date we issued 1,530,000 shares as repayment of accrued wages and 3,312,500 as repayment of advances from related parties. These shares were issued at $.01 per share.

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

On December 31, 2010 we issued 45,000 shares of common stock at $.01 per share for accrued compensation and directors’ fees.

DELTA ENTERTAINMENT GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:   Non-controlling Interest

At December 31, 2009, Mr. Collins, Famous’ President, was entitled to 75,000 shares of common stock of Famous.  During the year ended December 31, 2010, he was issued an additional 9,233,700 which increased his ownership in Famous to 72.9%, and therefore, the Company deconsolidated the subsidiary during September 2010. In relation to the deconsolidation, a gain was recorded as follows:

Gain on deconsolidation of subsidiary	$38,522
Gain on fair value measurement of investment in subsidiary	83,768
Total gain on deconsolidation of subsidiary	$122,290

Following is a reconciliation of the shares outstanding in Famous through the date of the deconsolidation:

Total Shares outstanding at December 31, 2009	1,000,000
Shares issued to Delta March 31, 2010	1,500,000
Shares issued to Non Controlling Party March 31, 2010	90,000
Shares issued to Delta May 31, 2010	250,000
Shares issued to Non Controlling Party April and May 2010	10,000
Shares issued to Non Controlling Party September 2010	8,065,300
Shares issued to Non Controlling Party September 2010	1,233,400
Shares issued to Delta September 2010	750,000
Total Shares outstanding at September 30, 2010	12,898,700

Delta Percentage Ownership of Famous	27.1%
Non Controlling Interest Ownership of Famous	72.9%

At December 31, 2010, the Company evaluated its’ investment in Famous and determined that the Company’s basis in Famous was impaired. Management has determined that the basis is not ultimately recoverable, and therefore has recorded an impairment on the investment in the full amount of $35,000. This impairment loss has been netted against the gain recognized on the deconsolidation of Famous.

NOTE 8:   Going Concern

At December 31, 2010, the Company has incurred losses since inception. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

NOTE 9:   Subsequent Events

During January 2011, a related party advanced the Company $3,000.

During January 2011, the Company issued 15,000 to its Officer and Directors for services. The Company also issued 300,000 shares as repayment of the aforementioned related party advance.

During February 2011, a related party advanced the Company $2,500 under an 8% unsecured convertible note that converts at any time at the election of the note holder.