Form 10-Q
period 2011-03-31
Delta Entertainment Group, Inc.
filed 2011-05-17
CIK 1481199

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number 333-165719

Delta Entertainment Group, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	27-1059780
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

1200 Stirling Road Suite 11A Dania Beach, Florida 33433

(Address of principal executive offices)

(305) 992-1475

(Issuer's telephone number)

____________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 1, 2011 the issuer had outstanding 30,152,815 shares of Common Stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010

Assets
Current Assets:
Cash	$4,294	$7,993
Accounts receivable	—	4,385
Prepaid expenses	—	4,000
	4,294	16,378

Computer equipment, net	1,026	1,125

Total Assets	$5,320	$17,503

Liabilities and Stockholders' Equity (Deficit

Current Liabilities:
Accounts payable	$5,479	$167
Accrued wages- related party	2,248	614
Accrued liabilities -related parties	1,850	150
Convertible notes payable-related party	5,000	—
Total Current Liabilities	14,577	931

Total Liabilities	14,577	931

Stockholder's Equity (Deficit)
30,152,815 shares and 29,837,815 shares issued as of March 31, 2011 and December 31, 2010	30,153	29,838
Additional Paid in Capital	119,911	117,076
Deficit Accumulated in the Development Stage	(159,321)	(130,342)
Total Stockholder's Equity (Deficit)	(9,257)	16,572
Total Liabilities and Stockholders' Equity (Deficit)	$5,320	$17,503

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

			From
			August 21, 2008
			(Date of
	For the Three Months Ended		Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2010

Revenue	$1,550	$472	$12,584

Cost of sales	1,079	3,081	25,021

Gross profit	471	(2,609)	(12,437)

General administrative expenses	29,417	40,603	234,141

Operating loss	(28,946)	(43,212)	(246,578)

Other income (expense)
Interest expense	(33)	—	(33)
Gain on deconsolidation of subsidiary	—	—	87,290
Other income (expense)	(33)	—	87,257

Net Loss	$(28,979)	$(43,212)	$(159,321)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	n/a

Basic and Diluted Weighted Average Common Shares Outstanding	30,044,315	16,600,315	n/a

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From
			August 21, 2008
			(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011

Operating Activities:
Net loss	$(28,979)	$(43,212)	$(159,321)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services	—	15,510	545
Shares issued for services-related parties and accrued liabilities- related party	150	—	22,545
Shares of former subsidiary issued for cash, services, and repayment of accrued liabilities-related party	—	—	16,691
Depreciation	99		165
Gain on deconsolidation of subsidiary	—	—	(87,290)
Amoritzation of prepaid expenses	—	1,026	7,523
Changes in Assets and Liabilities:
Accounts receivable	4,385	538	—
Prepaid expenses	4,000	(60)	100
Account payable	5,312	8,397	5,479
Accrued wages-related party	1,634	2,625	62,558
Accrued liabilities-related party	1,700	—	4,450
Net Cash Provided (Used) by Operating Activities	(11,699)	(15,176)	(126,555)

Investing Activities
Purchase of computer equipment	—	—	(1,191)
Cash of former subsidiary relinquished in deconsolidation	—	—	(107)
Net Cash Used by Investing Activities	—	—	(1,298)

Financing Activities:
Proceeds from note payable	8,000	—	58,000
Proceeds from advances from related parties	—	15,200	74,147
Net Cash Provided by Financing Activities	8,000	15,200	132,147

Net Increase in Cash	(3,699)	24	4,294

Cash at Beginning of Period	7,993	2,373	—
Cash at End of Period	$4,294	$2,397	$4,294

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

Noncash investing and financing activities
Common stock issued for convertible debt	$3,000	$—	$3,000

The Accompanying Notes are an Integral Part of the Unaudited Condensed Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Interim Consolidated Financial Statements

Delta Entertainment Group Inc. (“Delta”, “the Company”) was incorporated in Florida on October 2, 2009. The principal business purpose of Delta is to operate as a holding company of its subsidiaries Famous Records, Corp. (“Famous”) and Creative Music Group, Inc. (“Creative”).

Famous was incorporated in Florida on August 21, 2008 and was a subsidiary of the Company through September 2010 at which time Famous was deconsolidated due to the issuance of Famous shares which diluted the Company’s ownership and control of the subsidiary.

Creative was formed in the state of Florida in October 2010. The principal business purpose of Creative is the management, promotion and development of artists.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Delta Entertainment Group, Inc. and its wholly owned subsidiary Creative. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report filed with the SEC on Form 10-K on March 31, 2011.

Note 2 - Income Loss Per Share

Basic income (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  For the three months ended March 31, 2011 and 2010, no securities were included in weighted average shares outstanding as the effect would be anti-dilutive.

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Related Party Transactions

During the three months ended March 31, 2011 the Company received proceeds from convertible notes payable from a related party in the amount of $8,000. During the period, the Company repaid $3,000 of the convertible notes through the issuance of 300,000 shares of its common stock. The notes accrue interest at the rate of 8% per annum.  The remaining $5,000 note is convertible into shares of common stock of Creative at $.01.

During January 2011, the Company issued 15,000 shares of its common stock to its Directors for accrued wages of $150.

Note 4 - Going Concern

At March 31, 2011 the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

Note 5 - Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures.

During April 2011 the Company has received proceeds from convertible notes payable in the amount of $4,500. The notes bear interest at the rate of 8% per annum. The note is convertible into shares of Creative common stock at $.001.

The Company entered into employment and director agreements with Leonard Tucker to serve as the Company’s President, Chief Executive and Financial Officer, and Director effective April 19, 2011 contemporaneously with the resignation of Marshall Freeman from those positions. Mr. Freeman remains the President of the Company’s wholly owned subsidiary Creative. The employment agreement with Mr. Tucker allows for compensation in the amount of $3,000 per month for his service as President of the Company. Additionally, he is to receive 5,000 shares per month for his service as a Director. If he is to serve as Chairman of any committee, he is to receive an additional 2,500 shares per month for that service and for service on any committee he is to receive 1,250 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

Delta Entertainment Group, Inc. (the "Company", the "Registrant", "Delta Entertainment" or "Delta") is a Florida corporation incorporated in the state of Florida on October 2, 2009. Through September 2010, Delta's business operations were conducted through its 93% owned subsidiary, Famous Records Corp. ("Famous Records"). In September, the ownership interest in Famous Records was reduced to 27.1% and the subsidiary was deconsolidated. Currently Delta’s business operations are being conducted through its wholly owned subsidiary Creative Music Group, Inc.

Delta Entertainment is a development stage company that will engage in concert promotions. Its initial focus will be the South Florida market. The Company's wholly owned subsidiary, Creative Music Group (“Creative”) is a Miami based entertainment company.  Creative’s business strategy is to acquire, develop and represent upcoming artists in the entertainment field.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

We did not generate significant revenues for the three months ended March 31, 2011 or 2010 or from the date of inception through March 31, 2011. Our revenues for each of the aforementioned periods were $1,550, $472 and $12,584 respectively.

Our cost of sales for the three months ended March 31, 2011 were $1,079 versus $3,081 for the three months ended March 31, 2010 and $25,021 from the date of inception through March 31, 2011.

During the three months ended March 31, 2011 we incurred general and administrative expenses of $29,417 as compared to $40,603 for the three months ended March 31, 2010. The decrease in general and administrative expenses for the current year is due to a decrease in Officers’ and Directors compensation of approximately $8,500 as well as decrease in legal fees of approximately $6,000.

Liquidity

We have nominal assets. As of March 31, 2011 we had cash of $4,294. At December 31, 2010 we had cash of $7,993 accounts receivable of $4,385 and prepaid expenses of $4,000.

Our operations to date have primarily been funded through advances from a related party. Our total current liabilities at March 31, 2011 were $14,577 as compared to $931 at December 31, 2010. The increase in the current liabilities is due to the lack of revenues sufficient to fund our operations.

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

Delta Entertainment Group, Inc.

Dated:  May 16, 2011

By  /s/ Leonard Tucker

Leonard Tucker

President and Chief Executive and Financial Officer