Form 10-Q
period 2011-06-30
Delta Entertainment Group, Inc.
filed 2011-08-23
CIK 1481199

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number 333-165719

Delta Entertainment Group, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	27-1059780
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

2950 West Cypress Creek Road Suite 201 Ft. Lauderdale, FL 33309

(Address of principal executive offices)

(954) 449-2690

(Issuer's telephone number)

1200 Stirling Road Suite 11A Dania Beach, Florida 33433

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    X         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)       Yes               No    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated Filer

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 22, 2011 the issuer had outstanding 30,422,815 shares of Common Stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010

Assets
Current Assets:
Cash	$23,518	$7,993
Accounts receivable	—	4,385
Prepaid expenses	1,105	4,000
Inventory	3,097	—
Advance royalty payments	27,500	—
	55,220	16,378

Computer equipment, net	926	1,125
Customer list	66,521	—
Total Assets	$122,667	$17,503

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$2,227	$167
Accounts payable-related party	3,167	—
Accrued wages- related party	2,662	614
Accrued liabilities	8,912	—
Accrued liabilities -related parties	3,669	150
Loan payable	15,000	—
Convertible note payable	28,500	—
Convertible notes payable-related party	105,600	—
Total Current Liabilities	169,737	931

Total Liabilities	169,737	931

Stockholders' Equity (Deficit)
100,000,000 shares authorized; 30,197,815 shares and 29,837,815 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	30,198	29,838
Additional Paid in Capital	121,666	117,076
Accumulated Deficit	(198,934)	(130,342)
Total Stockholders' Equity (Deficit)	(47,070)	16,572
Total Liabilities and Stockholders' Equity (Deficit)	$122,667	$17,503

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					From
					August 21, 2008
					(Date of
	For the Three Months Ended		For the Six Months Ended		Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenue	$9,840	$464	$11,390	$936	$22,424

Cost of sales	2,514	2,817	3,593	5,898	27,535

Gross profit	7,326	(2,353)	7,797	(4,962)	(5,111)

General administrative expenses	46,420	38,149	75,837	78,752	282,502

Operating loss	(39,094)	(40,502)	(68,040)	(83,714)	(287,613)

Other income (expense)
Interest expense	(519)	—	(552)	—	(552)
Gain on deconsolidation of subsidiary	—	—	—	—	87,290
Other income (expense)	(519)	—	(552)	—	86,738

Net Loss	(39,613)	(40,502)	(68,592)	(83,714)	—
Net loss attributable to non controlling interest	—	1,418	—	1,418	1,941
Delta Net Loss	$(39,613)	$(39,084)	$(68,592)	$(82,296)	$(198,934)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	30,174,815	23,552,925	30,111,315	20,115,246

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From
			August 21, 2008
			(Inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011

Operating Activities:
Net loss	$(68,592)	$(83,714)	$(198,934)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services	—	500	545
Shares issued for services-related parties and accrued liabilities- related party	1,950	21,660	24,345
Shares of former subsidiary issued for cash, services, and repayment of accrued liabilities-related party	—	—	19,291
Depreciation	199	—	265
Gain on deconsolidation of subsidiary	—	—	(87,290)
Amortization of prepaid expenses	—	2,052	7,523
Changes in Assets and Liabilities:
Accounts receivable	4,385	697	—
Prepaid expenses	2,895	(100)	(1,005)
Advance royalties	(27,500)	—	(27,500)
Account payable	2,060	60	2,227
Accounts payable-related party	3,167	819	3,167
Accrued wages-related party	2,048	8,975	62,972
Accrued liabilities	8,912	—	8,912
Accrued liabilities-related party	3,519	—	3,669
Net Cash Provided (Used) by Operating Activities	(66,957)	(49,051)	(181,813)

Investing Activities
Purchase of computer equipment	—	—	(1,191)
Purchase of customer list	(44,018)	—	(44,018)
Cash of former subsidiary relinquished in deconsolidation	—	—	(107)
Net Cash Used by Investing Activities	(44,018)	—	(45,316)

Financing Activities:
Proceeds from note payable	126,500	50,000	176,500
Proceeds from advances from related parties	—	41,250	74,147
Net Cash Provided by Financing Activities	126,500	91,250	250,647

Net Increase in Cash	15,525	42,199	23,518

Cash at Beginning of Period	7,993	2,373	—
Cash at End of Period	$23,518	$44,572	$23,518

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Interim Consolidated Financial Statements

Delta Entertainment Group Inc. (“Delta”, “the Company”) was incorporated in the state of Florida on October 2, 2009. The principal business purpose of Delta is to operate as a holding company of its subsidiaries Famous Records, Corp. (“Famous”), Creative Music Group, Inc. (“Creative”),  PearlBrite Concepts, Inc.(“PearlBrite”) and Captivating Cosmetics Corp(“Captivating”).

Famous was incorporated in Florida on August 21, 2008 and was a subsidiary of the Company through September 2010 at which time Famous was deconsolidated due to the issuance of Famous shares which diluted the Company’s ownership and control of the subsidiary.

Creative was formed in the state of Florida in October 2010. The principal business purpose of Creative is the management, promotion and development of recording artists.

PearlBrite was formed in the state of Florida on May 31st 2011, The principal business purpose of Pearlbrite is to supply and market professional teeth whitening products.

Captivating was formed in the state of Florida on June 1st 2011 The principal business purpose of Captivating is to produce and market color cosmetics, such as nail polish, lipstick and lip gloss) through mass market retailers.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Delta and its wholly owned subsidiaries Creative, PearlBrite and Captivating. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report filed with the SEC on Form 10-K on March 31, 2011.

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Asset Purchase Agreement

On June 3, 2011 Pearl Brite Concepts, Inc., our wholly owned subsidiary, entered into a Bill of Sale with Pearl White Professional Teeth Whitening LLC. (the “Seller”) which provided in part for Pearl Brite Concepts to acquire substantially all of the assets of the Seller used in connection with the sale of its teeth whitening system which are marketed under the names “PearlBrite” and “Pearl White Professional Teeth Whitening”.

The purchase price for the assets was $70,000 (the “Purchase Price”) of which $50,000 has been paid. The remaining portion of the Purchase Price will be paid pursuant to the terms and conditions of two promissory notes.  Pearl Brite Concepts will pay the Seller $10,000 within five calendar days following delivery by the Seller of Seller’s audited financial statements in accordance with Generally Accepted Accounting Principles and as required by the rules and regulations as promulgated by the Securities and Exchange Commission in connection with the acquisition of a business entity.  The balance of the purchase price ($10,000) is due pursuant to the terms and conditions of a second promissory note which provides for four monthly payments of $2,500 commencing July 3, 2011 and continuing on the third day of each month thereafter.

The promissory notes are secured by all of the current and after-acquired assets, tangible or intangible, of Pearl Brite Concepts related to the operations and sales of either the Pearl Brite or Pearl White Professional Teeth Whitening systems.

The purchase was allocated to inventory valued at $3,479, which represented the original cost basis, with the balance of the purchase price being allocated to the intangible asset Customer List pending a final valuation determination.

Following is an unaudited proforma income statement as if the asset purchase had been consummated as of January 1, 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenue	$32,977	$88,893	$50,284	$152,887

Cost of sales	11,378	51,157	25,617	88,861

Gross profit	21,599	37,736	24,667	64,026

General administrative expenses	54,768	61,277	94,696	124,132

Operating loss	(33,169)	(23,541)	(70,029)	(60,106)

Other income (expense)
Interest expense	(804)	—	(1,301)	—
Other income (expense)	(804)	—	(1,301)	—

Net Loss	(33,973)	(23,541)	(71,330)	(60,106)
Net loss attributable to non controlling interest	—	1,418	—	1,418
Delta Net Loss	$(33,973)	$(22,123)	$(71,330)	$(58,688)

Basic and Diluted Loss per Common Share	$—	$—	$—	$—

Basic and Diluted Weighted Average Common Shares Outstanding	30,174,815	23,552,925	30,111,315	20,115,246

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Supplemental Schedule of Cash Flow Information

Supplemental cash flow information is as follows:

			From
			August 21, 2008
			(Inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011

Noncash investing and financing activities
Common stock issued for convertible debt repayment	$3,000	$—	$3,000
Common stock issued for repayment of notes payable	$—	$—	$50,000
Purchase of customer list through note payable	$25,600	$—	$25,600
Common stock issued in exchange for expenses paid by parent	$—	$—	$1,000
Common stock issued as repayment for related
party advances, accrued wages, and directors fees	$—	$—	$59,076
Forgiveness of debt related party	$—	$—	$13,898

Note 4 – Convertible Notes Payable

On various dates during the six months ended June 30, 2011, the Company received proceeds of $28,500 from 8% convertible notes payable. The notes plus accrued interest are convertible into common stock at the rate of $.10 per share. Based on our share price on the date the notes were entered into, there was no beneficial conversion feature associated with the notes.

The Company, analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company, determined the embedded conversion option in the convertible met the criteria for classification in stockholders equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for these convertible notes payable.

Note 5 – Related Party Transactions

During the six months ended June 30, 2011 the Company received proceeds from a note payable from related parties in the amount of $3,000.  During the period, the Company repaid the note through the issuance of 300,000 shares of its common stock.

On various dates during the six months ended June 30, 2011, the Company received proceeds of $70,500 from 8% convertible notes payable. The notes plus accrued interest are convertible into common stock at the rate of $.10 per share. Based on our share price on the date the notes were entered into, there was no beneficial conversion feature associated with the notes

The Company, through our subsidiary Pearlbrite received proceeds from a 8% convertible notes payable of $5,600. The note is convertible into shares of Pearlbrite at the rate of $.0001. There was no beneficial conversion feature associated with this notes as the conversion price is deemed to represent the value of the subsidiary shares on the date we entered into the note.

During February and March 2011, the Company received proceeds through its Creative subsidiary from convertible notes payable-related party in the amount of $5,000. The notes accrue interest at the rate of 8% per annum. The notes are convertible into shares of our subsidiary common stock at the rate of $.01. In April 2011, the Company received proceeds of $4,500 which is convertible at $.001. There was no beneficial conversion feature associated with the notes as the conversion price was deemed to be representative of the share price of the subsidiary on the dates of the notes.

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company, analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company, determined the embedded conversion option in the convertible met the criteria for classification in stockholders equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for these convertible notes payable.

As of June 30, 2011 there is account payable, wages, and accrued expenses due to related party for $3,167, $2,662, and $3,669, respectively.

During the six months ended June 30, 2011, 60,000 shares have been issued to its Officer, Directors and Advisors for management and consulting services.

Note 6 – Commitments and Contingencies

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

In June 2011, the Company, through its subsidiary Pearlbrite, entered into a Merchandise License Agreement with Celebrity Brand Licensing, LLC whereby the Company can use the celebrity likeness of Teresa Giudice on its products. The three year agreement has minimum royalty payments due as follows: $12,500 plus 125,000 shares of the company’s common stock for year one, $50,000 minimum payment due for year two, and $75,000 minimum for year three. Royalty payments are due on net sales in excess of $250,000 annually, at the rate of 8%. The payments for year two are due quarterly beginning January 1, 2013 in the amount of $12,500 per quarter and year three in the amount of $18,750. Earned royalties are applied against the annual guarantees.

In June 2011, the Company, through Pearlbrite, entered into a three month marketing agreement with CLC. Per the terms of the marketing agreement, the Company is to issue common stock valued at $2,000 per month and make payments of $3,000 in cash.

On June 1, 2011 the Company entered into advisory agreements with two individuals to provide services to its subsidiary Pearbrite. The agreements have a one year term and per the terms of the agreement the individuals are to receive compensation in the form of common stock of the Company valued at $500 per month.

On June 15, 2011, the Company entered into a Non-Exclusive License agreement through its subsidiary Captivating, whereby the Company can use the celebrity likeness of Teresa Giudice on its cosmetic products. The three year agreement requires royalty payments at the rate of 8% of net sales, with guaranteed minimum royalties due in year one of $15,000, year two of 75% of actual year 1 royalties and year 3 at the rate of actual year two royalties. The agreement is renewable for an additional three year term if sales minimums are achieved.

Note 7 – Going Concern

At June 30, 2011 the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures.

During July 2011 the Company issued 125,000 shares of restricted common stock pursuant to a License agreement. The Company also issued a total of 50,000 shares to its Officer, Directors and Advisors.

The Company has received proceeds from convertible notes payable of $7,500. The note bears interest at the rate of 8% per year and is convertible into shares of our common stock at the rate of $.10 per share. Additionally, the Company has received advances from a related party of approximately $8,000.

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

Delta Entertainment is a development stage company that will engage in concert promotions. Its initial focus will be the South Florida market. The Company's wholly owned subsidiary, Creative Music Group (“Creative”) is a Miami based entertainment company.  Creative’s business strategy is to acquire, develop and represent upcoming recording artists in the entertainment field.

Our wholly owned subsidiaries Pearlbrite Concepts, Inc.(“PearlBrite”) and Captivating Concepts Corp. (“Captivating”)  are entities engaged in the business of branding and marketing health and beauty products.

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

PearlBrite markets and sells a cosmetic teeth whitening system designed to be administered in 20 minutes by a certified technician.  The process uses a light emitting laser which is focused on a mouthpiece which is preloaded with the whitening gel.  The technician never touches the customer’s mouth. Customers will also be offered after care products.  Teeth whitening after care products are one of the fastest growing products in beauty and convenience stores.  The current after care products include: toothpaste, mouth rinse, whitening cream and whitening gum.

Captivating is engaged in the business of producing, outsourcing, packaging, marketing, distributing, advertising, promoting, merchandising and selling cosmetic products to the mass markets, including, but not limited to, nail polish, lipstick, eyeliners, mascara, make-up and related accessories.

Target Market

Creative operates in the Miami Florida area, targeting the various event planners, promoters and entertainment venues in the area. The greater Miami metropolitan area is home to a large number of entertainment events each year with 2.1 million people in the immediate area.Pearlbrite sells its products primarily to salons throughout the United States and Canada. We also offer our products for sale through the website www.pearlbriteconcepts.com.

Captivating plans to sell its products primarily to mass market retailers and online through its website.

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

Teeth whitening is a $12 billion annual business.  It covers a broad spectrum of services ranging from laser treatments and gels administered in dental offices by licensed dental professionals to whitening strips sold by companies such as Proctor and Gamble and Colgate-Palmolive under the Crest and Colgate brand names.  Teeth whitening is one of the most requested cosmetic procedure in the United States and in many parts of the world.

The market is dominated by several multi-national companies. However, there are many specialized and niche markets in the teeth whitening business which affords opportunities to smaller companies with limited resources and access to capital markets.  We believe that PearlBrite has identified a niche market and will be able to compete based on product quality, pricing, convenience and marketing support

Cosmetics industry generated about $250 billion in sales in 2008, with the US industry share about 25% of the total; and largely dominated by a relative few leading brands from major corporations.  L’Oreal, the world's largest beauty products company, owns more than 20 brands including Maybelline. Estee Lauder owns 25 brands, while others are owned by Revlon, Proctor & Gamble, Coty and Shiseido.

We plan to offer a line of duo-packed matching nail polish and lipstick with a standard “Buy One-Get One Free” value proposition for our tier-one distribution.  Price points will also offer tremendous values for the domestically manufactured high-quality products. Another key feature is a Four-Season Rotation of products through seasonally-themed product colors and packaging in smaller 12-duo pre-packs that allow retailers to clear out their inventories, in order to stock new season products.

We believe the biggest market differentiator for our PearlBrite and Captivating subsidiaries is our celebrity endorsement licensing agreements with Teresa Giudice, known to millions of cable TV viewers for her high-visibility role on the hit reality show, The Real Housewives of New Jersey.

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

We generated revenues for the three months ended June 30, 2011 and 2010 of $9,840 and $464, respectively. The increase in the current period is primarily due to the revenues generated from our subsidiaries with revenues in the current three months of $2,105 for Creative and $7,734 for PearlBrite. These entities did not exist as of June 30, 2010.

We recognized revenues for the six months ended June 30, 2011 and 2010 of $11,390 and $936, respectively. The six month revenues were $7,734 from Pearlbrite and $3,655 from Creative.

Our cost of sales for the three months ended June 30, 2011 and 2010 were $2,514 versus $3,593 for the three months ended June 30, 2010.

During the three months ended June 30, 2011 we incurred general and administrative expenses of $46,420 as compared to $38,149 for the three months ended June 30, 2010. The increase in general and administrative expenses for the current year is due to an increase in Officers’ and Directors compensation.

The general and administrative expenses for the six months ended June 30, 2011 and 2010 were $75,837 and $78,752, respectively.

Liquidity

As of June 30, 2011 we had cash of $23,518 as compared to cash at December 31, 2010 of $7,993. We had total current assets at June 30, 2011 of $55,220 as compared to $16,378 at December 31, 2010. The increase in cash and other current assets is primarily attributable to notes payable received during the six months ended June 30, 2011. Our operations to date have primarily been funded through convertible notes payable and advances from a related party. Our total current liabilities at June 30, 2011 were $169, 737 as compared to $931 at December 31, 2010. The increase in the current liabilities is due to the lack of revenues sufficient to fund our operations.

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

In May 2011, we issued 45,000 shares of common stock at $.01 per share for officers and directors compensation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

	31	Section 302 Certification of Chief Executive and Financial Officer
	32	Section 906 Certification
	101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Entertainment Group, Inc.

Dated:  August 22, 2011

By  /s/ Leonard Tucker

Leonard Tucker

President and Chief Executive and Financial Officer