Form 10-Q/A
period 2011-06-30
Delta Entertainment Group, Inc.
filed 2011-09-02
CIK 1481199

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    X         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)       Yes    X         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated Filer

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 22, 2011 the issuer had outstanding 30,417,815 shares of Common Stock, par value $.001 per share.

EXPLANATORY NOTE

A typographical error was corrected on page 1, in the APPLICABLE ONLY TO CORPORATE ISSUERS. At August 22, 2011 the issuer had outstanding 30,417,815 shares of Common Stock, par value $.001 per share.

Additionally, a typographical error was corrected on page 3, in the CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS. The amount stated for the line item “Net Loss” under the column “From August 21, 2008 (Date of Inception) to June 30, 2011”, was inadvertently stated as “—”. The corrected number of “(200,875)” is now stated.

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

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					From
					August 21, 2008
					(Date of
	For the Three Months Ended		For the Six Months Ended		Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenue	$9,840	$464	$11,390	$936	$22,424

Cost of sales	2,514	2,817	3,593	5,898	27,535

Gross profit	7,326	(2,353)	7,797	(4,962)	(5,111)

General administrative expenses	46,420	38,149	75,837	78,752	282,502

Operating loss	(39,094)	(40,502)	(68,040)	(83,714)	(287,613)

Other income (expense)
Interest expense	(519)	—	(552)	—	(552)
Gain on deconsolidation of subsidiary	—	—	—	—	87,290
Other income (expense)	(519)	—	(552)	—	86,738

Net Loss	(39,613)	(40,502)	(68,592)	(83,714)	(200,875)
Net loss attributable to non controlling interest	—	1,418	—	1,418	1,941
Delta Net Loss	$(39,613)	$(39,084)	$(68,592)	$(82,296)	$(198,934)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	30,174,815	23,552,925	30,111,315	20,115,246

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

	31	Section 302 Certification of Chief Executive and Financial Officer
	32	Section 906 Certification
	101*	Interactive Date Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Entertainment Group, Inc.

Dated:  September 2, 2011

By  /s/ Leonard Tucker

Leonard Tucker

President and Chief Executive and Financial Officer