Form 10-Q
period 2011-09-30
Delta Entertainment Group, Inc.
filed 2011-11-21
CIK 1481199

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 21, 2011 the issuer had outstanding 30,785,686 shares of Common Stock, par value $.001 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010

Assets
Current Assets:
Cash	$5,117	$7,993
Accounts receivable	—	4,385
Prepaid expenses	2,589	4,000
Inventory	1,413	—
Advance royalty payments	30,000	—
	39,119	16,378

Computer equipment, net	1,821	1,125
Customer list, net	66,521	—
Other Assets	3,200	—
Total Assets	$110,661	$17,503

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$18,889	$167
Accounts payable-related party	4,667	—
Accrued wages- related party	6,151	614
Accrued liabilities	12,936	—
Accrued liabilities -related parties	26,182	150
Loan payable	15,000	—
Note payable	17,500	—
Convertible note payable	28,500	—
Convertible notes payable-related party	95,900	—
Total Current Liabilities	225,725	931
Total Liabilities	225,725	931

Stockholders' Equity (Deficit)
30,785,686 shares and 29,837,815 shares issued as of September 30, 2011 and December 31, 2010	30,786	29,838
Additional Paid in Capital	182,078	117,076
Accumulated Deficit	(327,928)	(130,342)
Total Stockholders' Equity (Deficit)	(115,064)	16,572
Total Liabilities and Stockholders' Equity (Deficit)	$110,661	$17,503

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenue	$25,581	$519	$36,971	$1,455

Cost of sales	19,397	8,433	22,990	14,331

Gross profit	6,184	(7,914)	13,981	(12,876)

General administrative expenses	132,682	18,380	208,295	97,132

Operating loss	(126,498)	(26,294)	(194,314)	(110,008)

Other income (expense)
Interest expense	(2,497)	—	(3,272)	—
Gain on deconsolidation of subsidiary	—	122,290	—	122,290
Other income (expense)	(2,497)	122,290	(3,272)	122,290

Net Income (Loss)	(128,995)	95,996	(197,586)	12,282
Net loss attributable to non controlling interest	—	523	—	1,941
Delta Net Income (Loss)	$(128,995)	$96,519	$(197,586)	$14,223

Basic and Diluted Loss per Common Share	$(0.00)	$0.00	$(0.01)	$0.00

Basic and Diluted Weighted Average Common Shares Outstanding	30,522,922	29,748,304	30,259,009	23,330,606

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	September 30,	September 30,
	2011	2010

Operating Activities:
Net income (loss)	$(197,586)	$14,223
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services	11,000	500
Shares issued for services-related parties and accrued liabilities-related party	9,450	21,945
Shares of former subsidiary issued for cash, services, and repayment of accrued liabilities-related party	—	16,691
Depreciation	336	—
Gain on deconsolidation of subsidiary	—	(122,290)
Amortization of prepaid expenses	—	3,078
Changes in Assets and Liabilities:
Accounts receivable	4,385	834
Prepaid expenses	1,411	100
Inventory	1,684	—
Deposits	(3,200)	—
Advance royalties	(17,500)	—
Account payable	18,722	—
Accounts payable-related party	4,667	—
Accrued wages-related party	5,537	(819)
Accrued liabilities	12,936	—
Accrued liabilities-related party	26,032	—
Net Cash Used by Operating Activities	(122,126)	(65,738)

Investing Activities
Purchase of computer equipment	(1,032)	—
Purchase of customer list	(44,018)	—
Cash of former subsidiary relinquished in deconsolidation	—	(107)
Net Cash Used by Investing Activities	(45,050)	(107)

Financing Activities:
Proceeds from note payable	15,000	50,000
Proceeds from advances from related parties	121,800	41,225
Proceeds from issuance of common stock	30,000	—
Repayment of notes payable	(2,500)	—
Net Cash Provided by Financing Activities	164,300	91,225

Net Increase in Cash	(2,876)	25,380

Cash at Beginning of Period	7,993	2,373
Cash at End of Period	$5,117	$27,753

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNDAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Interim Consolidated Financial Statements

Delta Entertainment Group Inc. (“Delta”, the “Company”) was incorporated in the state of Florida on October 2, 2009. The principal business purpose of Delta is to operate as a holding company of its subsidiaries Famous Records, Corp. (“Famous”), Creative Music Group, Inc. (“Creative”),  PearlBrite Concepts, Inc.(“PearlBrite”) and Captivating Cosmetics Corp(“Captivating”).

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report filed with the SEC on Form 10-K on March 31, 2011.

Development Stage

From the date of inception, August 21, 2008, through the date of the acquisition of PearlBrite Professional Teeth Whitening LLC (see Note 2), the Company was in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”.  As a result of the acquisition of PearlBrite, the Company has begun to generate revenue from operations and has emerged from the development stage.

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNDAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Asset Purchase Agreement

On June 3, 2011 PearlBrite Concepts, Inc., our wholly owned subsidiary, entered into a Bill of Sale with Pearl White Professional Teeth Whitening LLC. (the “Seller”) which provided in part for PearlBrite Concepts to acquire substantially all of the assets of the Seller used in connection with the sale of its teeth whitening system which are marketed under the names “PearlBrite” and “Pearl White Professional Teeth Whitening”.  In accordance with FASB ASC 805 “Business Combinations” the company has recorded the purchase as a business combination.

The purchase price for the assets was $70,000 (the “Purchase Price”) of which $50,000 was paid at closing. The remaining portion of the Purchase Price will be paid pursuant to the terms and conditions of two promissory notes.  PearlBrite Concepts will pay the Seller $10,000 within five calendar days following delivery by the Seller of Seller’s audited financial statements in accordance with Generally Accepted Accounting Principles and as required by the rules and regulations as promulgated by the Securities and Exchange Commission in connection with the acquisition of a business entity.  The balance of the purchase price ($10,000) is due pursuant to the terms and conditions of a second promissory note which provides for four monthly payments of $2,500 commencing July 3, 2011 and continuing on the third day of each month thereafter. As of November 9, 2011, the Company is in default on the agreement due to failure to meet its monthly payment obligations.

The promissory notes are secured by all of the current and after-acquired assets, tangible or intangible, of PearlBrite Concepts related to the operations and sales of either the PearlBrite or Pearl White Professional Teeth Whitening systems.

The purchase price was allocated to inventory valued at $3,479, which represented the original cost basis, with the balance of $66,521 was allocated to the intangible asset Customer List to be amortized over three years, pending a final valuation determination.

Following is an unaudited proforma income statement as if the asset purchase had been consummated as of January 1, 2010 and 2011:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenue	$67,214	$45,715	$78,604	$193,128

Cost of sales	31,566	36,828	37,464	115,486

Gross profit	35,648	8,887	41,140	77,642

General administrative expenses	148,537	51,483	224,374	174,327

Operating loss	(112,889)	(42,596)	(183,234)	(96,685)

Other income (expense)
Gain on deconsolidation of subsidiary	—	122,290	—	122,290
Other income	—	—	714	6,316
Interest expense	(3,006)	—	(3,558)	—
Other income (expense)	(3,006)	122,290	(2,844)	128,606

Net Income (Loss)	(115,895)	79,694	(186,078)	31,921
Net loss attributable to non controlling interest	—	523	—	1,941
Delta Net Income (Loss)	$(115,895)	$80,217	$(186,078)	$33,862

Basic and Diluted Loss per Common Share	$—	$—	$—	$—

Basic and Diluted Weighted Average Common Shares Outstanding	30,522,922	29,748,304	30,259,009	23,330,606

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNDAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Going Concern

At September 30, 2011 the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

Note 4 – Supplemental Schedule of Cash Flow Information

Supplemental cash flow information is as follows:

	September 30,	September 30,
	2011	2010
Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Noncash investing and financing activities
Common stock issued for Advance royalties	$12,500	$—
Common stock issued for convertible debt repayment	$3,000	$—
Common stock issued for repayment of notes payable	$—	$50,000
Purchase of customer list through note payable	$25,600	$—
Shares of subsidiary issued to minority interest	$—	$190
Common stock issued as repayment for related party advances, accured wages, and directors fees	$—	$59,075
Shares of subsidiary issued for related party advances	$—	$12,333

Note 5 – Convertible Notes Payable

On various dates during the nine months ended September 30, 2011, the Company received proceeds of $28,500 from 8% convertible notes payable. The notes plus accrued interest are convertible into common stock at the rate of $.10 per share. Based on our share price on the date the notes were entered into, there was no beneficial conversion feature associated with the notes.

The Company, analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company, determined the embedded conversion option in the convertible met the criteria for classification in stockholders equity under FASB ASC 815-15 and FASB ASC 815-40 and the recognition of non-controlling interest is not required under FASB ASC 810-10. Therefore, derivative accounting was not applicable for these convertible notes payable.

Note 6 – Loan Payable

In February 2011, the Company received proceeds from a loan payable in the amount of $15,000. The loan is due on demand and is non-interest bearing.

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNDAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Related Party Transactions

During the nine months ended September 30, 2011 the Company received proceeds from a note payable from related party in the amount of $3,000.  During the period, the Company repaid the note through the issuance of 300,000 shares of its common stock.

On various dates during the nine months ended September 30, 2011, the Company received proceeds of $70,500 from 8% convertible notes payable. The notes plus accrued interest are convertible into common stock at the rate of $.10 per share. Based on our share price on the date the notes were entered into, there was no beneficial conversion feature associated with the notes

The Company, through our subsidiary PearlBrite received proceeds from 8% convertible notes payable of $8,400. The notes are convertible into shares of PearlBrite at the rate of $.0001. There was no beneficial conversion feature associated with this notes as the conversion price is deemed to represent the value of the subsidiary shares on the dates we entered into the notes.

During the period ended September 30, 2011, the Company received proceeds through its Creative subsidiary from convertible notes payable-related party in the amount of $9,500. The notes accrue interest at the rate of 8% per annum. The notes are convertible into shares of our subsidiary common stock at the rate of $.001. There was no beneficial conversion feature associated with the notes as the conversion price was deemed to be representative of the share price of the subsidiary on the dates of the notes.

During the period ended September 30, 2011, the Company received proceeds through its subsidiary Captivating Cosmetics from convertible notes payable-related party in the amount of $7,500. The notes accrue interest at the rate of 8% per annum. The notes are convertible into shares of our subsidiary common stock at the rate of $.001. There was no beneficial conversion feature associated with the notes as the conversion price was deemed to be representative of the share price of the subsidiary on the dates of the notes.

The Company, analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company, determined the embedded conversion option in the convertible met the criteria for classification in stockholders equity under FASB ASC 815-15 and FASB ASC 815-40 and the recognition of non-controlling interest is not required under FASB ASC 810-10. Therefore, derivative accounting was not applicable for these convertible notes payable.

As of September 30, 2011 there are accounts payable, accrued wages, and accrued expenses due to related parties of $4,667, $6,151, and $26,182, respectively.

Note 8 – Common Stock

In January 2011, we issued 15,000 shares of common stock at $.01 per share for directors compensation and 300,000 shares for repayment of a $3,000 advance from a shareholder.

In May 2011, we issued 45,000 shares of common stock at $.01 per share for officers and directors compensation.

In July 2011, we issued 40,000 shares of common stock  for officer, director and advisory compensation. We issued 10,000 shares for services and 125,000 shares for the purchase of a licensing agreement. The aforementioned shares were all issued at $.10 per share.

In August 2011, we issued 50,000 shares of common stock for officer, director and advisory compensation, and 32,157 shares for services. We also issued 200,000 shares of common stock for cash proceeds of $20,000. The aforementioned shares were all issued at $.10 per share.

In September 2011, we issued 25,000 shares of common stock for officer, director and advisory compensation, and 5,714 shares for services. We also issued 100,000 shares of common stock for cash proceeds of $10,000. The aforementioned shares were all issued at $.10 per share.

DELTA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO UNDAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Commitments and Contingencies

The Company entered into employment and director agreements with Leonard Tucker to serve as the Company’s President, Chief Executive and Financial Officer, and Director effective April 19, 2011 contemporaneously with the resignation of Marshall Freeman from those positions. Mr. Freeman remains the President of the Company’s wholly owned subsidiary Creative. The employment agreement with Mr. Tucker allows for compensation in the amount of $3,000 per month for his service as President of the Company. Additionally, he is to receive 5,000 shares per month for his service as a Director and an additional 5,000 shares per month for serving as an officer. If he is to serve as Chairman of any committee, he is to receive an additional 2,500 shares per month for that service and for service on any committee he is to receive 1,250 shares.

In June 2011, the Company, through its subsidiary PearlBrite, entered into a Merchandise License Agreement with Celebrity Brand Licensing, LLC whereby the Company can use the celebrity likeness of Teresa Giudice on its products. The three year agreement has minimum royalty payments due as follows: $12,500 plus 125,000 shares of the company’s common stock valued at $12,500 for year one, $50,000 minimum payment due for year two, and $75,000 minimum for year three. Royalty payments are due on net sales in excess of $250,000 annually, at the rate of 8%. The payments for year two are due quarterly beginning January 1, 2013 in the amount of $12,500 per quarter and year three in the amount of $18,750. Earned royalties are applied against the annual guarantees.

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

As of September 30, 2011 the Company has recorded amortization expense of $10,000 in relation to the advance royalty payments.

Note 10 – Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures. In October 2011, the Company received a notice of eviction on its lease for non-payment of rent. As of the date of the notice, the amount due to the landlord was $3,318.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

Delta Entertainment Group, Inc. (the "Company", the "Registrant", "Delta Entertainment" or "Delta") is a Florida corporation incorporated in the state of Florida on October 2, 2009. Through September 2010, Delta's business operations were conducted through its 93% owned subsidiary, Famous Records Corp. ("Famous Records"). In September 2010, the ownership interest in Famous Records was reduced to 27.1% and the subsidiary was deconsolidated. The investment in Famous was written off at that time due to the determination that the investment in Famous did not have any value.

Delta Entertainment is a primarily a holding company for its wholly owned subsidiaries. The Company's wholly owned subsidiary, Creative Music Group (“Creative”) is a Miami based entertainment company.  Creative’s business strategy is to acquire, develop and represent upcoming recording artists in the entertainment field.

Our wholly owned subsidiaries PearlBrite Concepts, Inc. (“PearlBrite”) and Captivating Concepts Corp. (“Captivating”)  are entities engaged in the business of branding and marketing health and beauty products.

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

Target Market

Creative operates in the Miami Florida area, targeting the various event planners, promoters and entertainment venues in the area. The greater Miami metropolitan area is home to a large number of entertainment events each year with 2.1 million people in the immediate area. PearlBrite sells its products primarily to salons throughout the United States and Canada. We also offer our products for sale through the website www.pearlbriteconcepts.com.

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

Results of Operations

Three and Nine months Ended September 30, 2011 and 2010

We generated revenues for the three months ended September 30, 2011 and 2010 of $25,581 and $519, respectively. The increase in the current period is primarily due to the revenues generated from our subsidiaries with revenues in the current three months of $11,635 from Creative and $13,946 from PearlBrite, there were no similar revenues generated from these subsidiaries in the same period of the prior year. We recognized revenues for the nine months ended September 30, 2011 and 2010 of $36,971 and $1,455, respectively. The nine month revenues were $21,681 from PearlBrite and $15,290 from Creative.

Our cost of sales for the three months ended September 30, 2011 and 2010 were $19,397 versus $8,433 for the three months ended September 30, 2010.

Our cost of sales for the nine months ended September 30, 2011 and 2010 were $22,990 versus $14,331 for the nine months ended September 30, 2010.

During the three months ended September 30, 2011 we incurred general and administrative expenses of $132,682 as compared to $18,380 for the three months ended September 30, 2010. The increase in general and administrative expenses for the current year is due to an increase in Officers’ and Directors compensation and other operating costs which we did not incur in the prior year due to our limited operating activities during the three month period ended September 30, 2010.

The general and administrative expenses for the nine months ended September 30, 2011 and 2010 were $208,925 and $97,132, respectively.

Liquidity

As of September 30, 2011 we had cash of $5,117 as compared to cash at December 31, 2010 of $7,993. We had total current assets at September 30, 2011 of $39,119 as compared to $16,378 at December 31, 2010. The increase in other current assets is primarily attributable to advance royalty payments made during the period ended September 30, 2011, which were funded through notes payable and the issuance of common stock. Our operations to date have primarily been funded through convertible notes payable and advances from a related party. Our total current liabilities at September 30, 2011 were $225,725 as compared to $931 at December 31, 2010. The increase in the current liabilities is due to the lack of revenues sufficient to fund our operations.

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

In January 2011, we issued 15,000 shares of common stock at $.01 per share for directors compensation and 300,000 shares for repayment of a $3,000 advance from a shareholder.

In May 2011, we issued 45,000 shares of common stock at $.01 per share for officers and directors compensation.

In July 2011, we issued 40,000 shares of common stock  for officer, director and advisory compensation. We issued 10,000 shares for services and 125,000 shares for the purchase of a licensing agreement. The aforementioned shares were all issued at $.10 per share.

In August 2011, we issued 50,000 shares of common stock for officer, director and advisory compensation, and 32,157 shares for services. We also issued 200,000 shares of common stock for cash proceeds of $20,000. The aforementioned shares were all issued at $.10 per share.

In September 2011, we issued 25,000 shares of common stock for officer, director and advisory compensation, and 5,714 shares for services. We also issued 100,000 shares of common stock for cash proceeds of $10,000. The aforementioned shares were all issued at $.10 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

	31	Section 302 Certification of Chief Executive and Financial Officer

	32	Section 906 Certification

	101*	Interactive Date Files of Financial Statements and Notes.

*  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Entertainment Group, Inc.

Dated:  November 21, 2011

By  /s/ Leonard Tucker

Leonard Tucker

President and Chief Executive and Financial Officer