Form 10-K
period 2011-12-31
Delta Entertainment Group, Inc.
filed 2012-04-16
CIK 1481199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 333-165719

DELTA ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	2840	27-1059780
(State or other jurisdiction of Incorporation)	(Primary Industrial Classification Code)	(I.R.S. Employer Identification No.)

7546 La Paz Blvd. # 101 Boca Raton, FL 33433

(Address of principal executive offices)

Registrants telephone number including area code:   (954)449-2690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-accelerated Filer ☐

Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $487,616   (Based on the share price for transactions at that date as the common stock was not listed for trading on any exchange or electronic quotation system at that date).

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes   ☐ No

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

35,522,179 shares of common stock, $.001 par value as of April 16, 2012

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K(e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to the security holders; (2) Any proxy or information statement ; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

Item 1. Business

Delta Entertainment Group, Inc. (the “Company”, the “Registrant”, “Delta Entertainment” or “Delta”) is a developmental stage company that was  incorporated in the state of Florida in October 2009.  Until April, 2011, the Company’s business strategy was to acquire, develop and represent up and coming artists in the entertainment field through its operating subsidiary Creative Music Group, Inc.. To date, we have  not been successful in this endeavor.  When Marshall Freeman stepped down as our president and director, Leonard Tucker was appointed as the Company’s sole officer and a director.    Mr. Tucker investigated multiple business opportunities and chose to focus on the teeth whitening industry.  In furtherance thereof, in June 2011, the Company, through its wholly owned subsidiary, Pearl Brite Concepts, Inc. acquired a teeth whitening company which is marketed under the name “PearlBrite”.

We currently have three subsidiaries, PearlBrite Concepts, Inc, Captivating Cosmetics Corp. dba TG Cosmetics and Creative Music Group, Inc.

PearlBrite Concepts, Inc. (“PearlBrite”) is a non dental cosmetic teeth whitening company specializing in providing turnkey professional solutions and products for salons, spas, tanning facilities, and other professional establishments as well as an at home kit for consumers.  TG Cosmetics (“TG Cosmetics”) is engaged in the business of producing, outsourcing, packaging, marketing, distributing, advertising, promoting, merchandising and selling cosmetic products to the mass markets, including, but not limited to, nail polish, lipstick, eyeliners, mascara, make-up and related accessories. To date, TG Cosmetics has not conducted meaningful operations

Creative Music Group, Inc. is a service-based company focused on artist management services for recording artists.  It  has limited operations.

The Business

PearlBrite is a non dental cosmetic teeth whitening processes that is sold through dealers and distributors worldwide.  The process can be administered in salons, health clubs, tanning facilities and other locations where the clientele are looking for health and beauty supplies.   PearlBrite is a cosmetic teeth whitening system designed to be administered in 20 minutes by a certified technician.  The process uses a light emitting laser which is focused on a mouthpiece which is preloaded with the whitening gel.  The technician never touches the customer’s mouth.

The Industry

Teeth whitening is a $15 billion annual business.  It covers a broad spectrum of services ranging from laser treatments and gels administered in dental offices by licensed dental professionals to whitening strips sold by companies such as Proctor and Gamble and Colgate-Palmolive under the Crest and Colgate brand names.  Teeth whitening is one of the most requested cosmetic procedure in the United States and in many parts of the world.

The market is dominated by several multi-national companies. However,  there are many specialized and niche markets in the teeth whitening business which affords opportunities to smaller companies with limited resources and access to capital markets.  We believe that PearlBrite has identified a niche market and will be able to compete based on product quality, pricing, convenience and marketing support.

The PearlBrite Procedure

Teeth whitening is a simple, non-invasive cosmetic treatment used to change the color of natural tooth enamel.  Using a light with a whitening gel is an in-“house” whitening system and for many is the easiest, most convenient and cost effective.  The translucent bleaching gel is applied to the teeth and a patented light is used to activate the crystals to absorb the energy from the light and penetrate the teeth enamel to increase the lightening effect on the teeth.  The length of time in the cosmetic chair depends on the degree of discoloration.

The first step in the procedure is to give the customer a porcelain shade guide to determine the discoloration level.  The customer is next given a finger wipe.  The customer uses the finger wipe to remove bacteria from the teeth.  The customer is then given a vitamin E swab to rub on his lips and gums.

Using our one size fits all double sided mouthpiece, customers  receive foam strips that are impregnated with a special whitening gel and other essential ingredients. A patented spectrum blue led (adt-1500sp) light with precise settings, is positioned between the upper and lower teeth.  This formulation forces activation.  Hydrogen peroxide and oxygen will break into water molecules and free oxygen radicals. The oxygen radicals combined with carbon-based molecules in the stained teeth proceed to reduce staining. This process will penetrate the tooth enamel but will not damage the enamel. Once the stains are removed, they will then attach themselves to the foam strips. This is referred to as a physical stain removal at the speed of light.

With light enhanced bleaching a professional technician applies a patented peroxide solution to your teeth and then uses light or a light to accelerate the whitening process.  The process takes approximately 20 minutes and does not need any additional home treatment.  We do offer an aftercare program in which a take home maintenance kit or pen can be provided as well.

Light tooth whitening has a satisfaction rate of about 96%. The long-term results depend primarily on the individual. Certain habits, such as using tobacco products, drinking coffee, tea, dark soft drinks, and infrequent visits to the dentist may lessen results. As long as customers  receive regular professional care and use professional after care products (whitening paste, etc.) customers  should be able to maintain results for a period of 1-2 years.

Pearlbrite tooth whitening is safe and will not soften enamel or existing fillings. The main ingredient in our gels are hydrogen and/or carbamide peroxide. Dentists have used peroxide solutions to whiten teeth for years. The percentage of hydrogen and/or carbamide peroxide used in Pearlbrite teeth whitening varies by strength.   Our mixtures are considered safe for all teeth and gum types and produce no or little sensitivity.

Some people may feel a little tingling sensation, white gum line, or sensitivity.  Typically, this will only last from a couple of hours not to exceed 24 hours. (White gum line is commonly called “blanching” which is  the discoloration of soft tissue around the teeth due to exposure to the peroxide used during the whitening process.  Generally, blanching does not have long term effects and will typically disappear within 30 minutes of the procedure.

Marketing

We intend to implement a variety of marketing programs.  The Company’s primary focus will be marketing to Dealers and Distributors.  To date, we have been marginally successful, recruiting a total of approximately 300 Dealers and/or Distributors since inception.  Management believes that with additional funding, the Company will be able to launch an advertising campaign promoting Pearlbrite helping to recruit new Dealers and Distributors.

The Company will supply its Dealers and Distributors the procedure kits that will be used by all customers.  Our procedure kits, including the whitening gels are manufactured for us. We will also offer a variety of lights and chairs.  Each of our Dealers and Distributors can order procedure kits as necessary. Prior to becoming a Dealers or Distributors, Dealers/Distributors must determine the type of light and procedure chair to use.  The Shine Light system has been designed for a fixed location while the Pearl Light system has been designed for greater mobility.  We do not manufacture either of these products.  Rather, the lasers are purchased directly from the manufacturer who generally offers a one year limited warranty.  Similarly, our technicians must determine the type of chair to be utilized in administering the PearlBrite system.  We do not manufacture these chairs.  We can order these chairs directly from the manufacturer.

Procedure Kits

PROCEDURE KIT CONTENTS

(1)	WHITENING TRAY WITH FOAM STRIPS (self sealed)

(2)	FINGER BRUSH-UPS

(1)	VITAMIN-E SWAB

(1)	DENTAL GRADE BIB

(1)	BOTTLE OF WHITENING MOUTH RINSE

AFTER CARE CARD

ALL SEALED IN A SANITARY, SAFE MEDICAL POUCH!

Carbamide & hydrogen peroxide

When undergoing a teeth whitening procedure, hydrogen peroxide is actually what does all the work, even if you are using a carbamide peroxide.  Carbamide is actually made from a hydrogen peroxide with added oxygen molecules to provide a gentler basic formula.  There is a basic 3:1 relativity between carbamide and hydrogen.  Simply put, a 12% hydrogen peroxide is equal to a 36% carbamide peroxide.

Black Label Procedure Kits (12% hydrogen peroxide)

Hydrogen peroxide offers the best results as a whitening agent.  We offer a 12% hydrogen procedure kit called the black label kit.  Pearlbrite takes a strong stand against levels of hydrogen peroxide above 12% concentration due to the fact that stronger concentrations (used by dentists) causes discomfort and in some cases painful sensitivity.  The black label kit offers amazing whitening strength, without pain or sensitivity.

White Label Procedure Kits (30% carbamide peroxide)

Carbamide peroxide kit called the white label kit.  When examined based on its hydrogen peroxide relativity, it offers the same whitening power as a 10% hydrogen peroxide, but does so with a more gentle touch.  The white label kit can be offered to clients  who suffer from sensitive is a gentler formula that offers great results to persons with sensitive teeth and gums.  We offer a 30% carbamide procedure gums and teeth, or even as an immediate follow-up procedure to push results from a black label kit.

Platinum Label Kits

Newly available, this kit offers a 44% carbamide peroxide formula for even stronger results.

Dealerships and Distributorships

To date we have had limited success recruiting new Dealers and Distributors.   We currently offer two packages.   We offer the first package at a cost of $1,995.  This package is especially enticing for users looking to capitalize on opportunities in salons, clubs and spas.

The kit includes:

•	One Shine Whitening Acceleration Light

•	40 Procedure kits

•	2 SEI Certified Glasses

•	1 VITA Porcelain Shade Guide

•	A Digital Training Manual

•	Online Certification

•	Marketing Materials

•	Customized Marketing Solutions; and

•	Full Access to our Retail Line of Products

For those looking for a more mobile opportunity we offer a $2,495 package which includes

•	One Pearl Whitening Acceleration Light

•	50 Procedure kits

•	2 SEI Certified Glasses

•	One VITA Porcelain Shade Guide

•	Digital Consent Forms

•	Digital Training Manual

•	Online Certification

•	Marketing Materials

•	Custom Marketing Solutions

•	Full access to our Retail Line of Products

Marketing and Licensing :

Management believes that a celebrity endorsement is critical to marketing its products and in furtherance thereof signed a three year licensing and marketing agreement with Teresa Giudice for its teeth whitening products. The Housewives of New Jersey and Celebrity Apprentice Star will be involved in all marketing, promotion and public relation activities of Pearlbrite’s systems and products. Teresa’s name, likeness and dynamic personality will be integrated and identified throughout all products branding and marketing of PearlBrite.  Under the terms of the Agreement , we have acquired the trademarked name “Teresa Giudice” in connection with the sale of our non-dental cosmetic teeth whitening system.   The trademark may be used in connection with the sale of PearlBrite’s teeth whitening system and products through mass market retailers, spas, hair salons, nail salons, tanning salons, health clubs, dental offices, modeling agencies, medical facilities, the Internet, infomercials and similar channels of distribution.

Ms. Giudice will make up to six appearances per year including up to two production days for photo shoots, up to two personal appearances and will appear at up to two trade shows to promote PearlBrite. She will also give television and press interviews.

Internet and Retail Sales

We will also rely on Internet sales.   Our products will be available for purchase at www.pearlbrite.net.

We currently do not have retail sales.  However, Leonard F. Genovese, a member of our Advisory Board is also serving as our Director of Retail markets and will be soliciting retailers to carry our products.

Advisory Board

The Company has organized an advisory board to assist in the development of the business.   Our advisory board consists of Leonard F. Genovese, Dr. Nina Gray, Dr. Andrea Alexandrian and Anthony Joffe.

Since 1971 Mr. Genovese held various positions with Genovese Drug Stores, Inc. Genovese Drug Stores operated in New York, New Jersey and Connecticut.  After being acquired by J.C. Penney in 1998,  Genovese drug stores were operated under the Eckerd brand name and currently as Rite Aid.

Dr. Nina Gray is a practicing dentist.  Dr. Gray received her bachelor’s degree in Psychology from the University of California, Los Angeles. She earned her D.M.D. from Tufts University School of Dental Medicine, graduating at the top of her class, and completed her Esthetic Professional Residency in 2002. During her Esthetic Professional Residency, Dr. Gray worked alongside world renowned Dr. Bill Dorfman in developing Zoom Whitening. Soon after, she opened her own dental practice and has been making smiles brighter ever since.

Dr. Andrea Alexandrian  is a practicing dentist. Dr. Alexandrian received her undergraduate degree from the University of Florida at Gainesville, Florida  in Bachelors of Science and Marketing in 1994. She received her bachelor’s degree in Pre-Dental Education from the University of North Florida at Jacksonville, Florida in 1997.   She is  the Associate Director of Cosmetic Dentistry of Dental Plus California. specializing in cosmetic dentistry with an emphasis on Veneers, Lava Porcelain Crowns, Cosmetic Inlay, Onlay Restorations and Laser Bleaching.

Mr. Anthony Joffe has significant experience in the financial industry.  Mr. Joffe previously served as President of three publicly traded companies, Windy City Capital Corp., Solution Technology International Inc. (“STI”) and Madison Sports & Entertainment, Inc., Chief Financial Officer of publicly traded WCMQ Television, Inc. and Chief Operating Officer of publicly traded Americare Health Group, Inc. Mr. Joffe began his financial career as founder, CEO and Chairman of London Futures LTD., a Wall Street commodity brokerage firm.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors described below together with all of the other information contained herein.  Each of these risks could have a material adverse effect on our business, operating results, financial condition and/or growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.  If any of these risks actually occur, out business, financial condition or results of operations may be materially adversely affected.  In such case, the trading price of our common stock could decline and shareholders could lose all or part of their investment

RISKS RELATED TO OUR OPERATIONS:

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

You may lose your entire investment.

Prospective investors should be aware that if the Company is not successful in its endeavors, their entire investment in the Company could become worthless. Even if the Company is successful, there can be no assurances that investors will derive a profit from their investment.

We  need to raise additional capital.

We  require additional financing if we are going to fully implement our business plan.  Any debt or equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants.  The Company may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions.  Under these circumstances, if the Company is unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition.  As such, we may be required to delay, reduce or eliminate our marketing programs. Teeth whitening is a rapidly evolving market.  Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

We have never sold dealerships, distributorships or marketed a teeth whitening system.

We intend to rely on a number of marketing and sales methods.  Our primary focus will be the sale of dealerships and distributorships.  Our new management team has never sold dealerships and distributorships.  Sales of dealerships and distributorships is highly competitive and there can be no assurance that we will be able to market our products through the sale of dealerships and distributorships.

Some jurisdictions may require us to register as a franchisor.

While we do not believe the sale of our teeth whitening system is a franchised operation, some jurisdictions may treat the sale of a dealerships and distributorships no different than the sale of a franchise.  Sales of franchised operations and compliance with regulatory requirements can be costly and time consuming.  If we are required to register as a franchisor, we will incur additional costs and our marketing program will be restricted until we are in compliance.

We may not be able to sell dealerships and distributorships or establish a distribution network.

Our sales efforts will be focused on establishing a nationwide distribution network by selling dealerships and distributorships.  We intend to offer dealerships and distributorships which will permit distributors to offer our products throughout the country.  If we are not able to expand our distribution network, our business will stagnate.  We will not be able to purchase product in bulk which will adversely impact our margins.

We compete with larger, better capitalized competitors in the dental market.

The market for teeth whitening products is very competitive, highly fragmented and is characterized by pricing pressures, quality of customer service, breadth and depth of product selection, as well as convenience, reliability and accessibility.  We compete with many online and physical retailers that either specialize in teeth whitening or offer whitening services as a complementary offering.  Our competitors can be divided into several groups:

1.	Local dental offices that offer whitening services to supplement their income;

2.

Mass-market retailers and grocery and drug stores that may operate nationally.  These retailers generally sell low cost whitening products offered by companies such as Colgate-Palmolive and Proctor and Gamble.

3.	Wholesalers and manufacturers of whitening supplies with direct sales capabilities; and

4.	Mail-order and on-line supplier.

Management believes there exists significantly similar, and often competitively priced teeth whitening products sold by numerous competitors of varying sizes.  Our competitive position is unfavorable in the general marketplace.  As such, we must be able to provide quality service, marketing support and competitively priced products in order for us to compete in this market.

Significantly all of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure products from vendors on more favorable terms, fulfill orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  Many of these current and potential competitors can devote substantially more resources to marketing their products.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with competitors.

Need for Government Approval of Principal Products

The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our teeth whitening system is subject to regulation by one or more federal agencies.  The most active regulation has been administered by The Food and Drug Administration (hereinafter the “FDA”).  Compliance with applicable FDA and any state or local statute is critical.  Although we believe that we will be in compliance with applicable statutes, there can be no assurance that, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we would be able to comply with these new guidelines.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.  These regulations could, however, require the reformation of our coffee to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated

In addition, we expect to rely upon our manufacturers to meet the various regulatory and other legal requirements applicable to our teeth whitening gels and equipment.  However, we cannot guarantee that such suppliers will in the future, always do so, or that their actions will be adequate or sufficient to satisfy all governmental requirements that may be applicable to these sales.  We would be fined or exposed to civil or criminal liability, and we could receive potential negative publicity, if these requirements were not to be fully met by suppliers or by us directly.

We may be exposed to product liability and recall claims.

We, like any other retailer, distributor or manufacturer of products that are designed to be applied to the teeth and gums face an inherent risk of exposure to product liability or product recall claims in the event that the use of our products results in injury.  Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances.  We currently  carry $ 1,000,000 of product liability insurance.  However, there can be no assurance that such insurance will be available at a reasonable cost, or, if available, will be adequate to cover liabilities.  We generally do not obtain contractual indemnification from our manufacturer.  In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party.  In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

We do not manufacture our whitening gels

We rely on an independent manufacturer to produce our whitening gels.  If this manufacturer should cease operations or choose not to fulfill our orders, we believe that we will be able to identify other manufacturers to produce our whitening gel at a competitive price.

Our products are not patent protected and we have no trademarks.

We do not own any patented technology.  To date, we have applied for the PearlBrite trademark with the United States Patent and Trademark office. While we intend to register trademarks in the future; existing patent, copyright and trademark laws afford only limited practical protection in certain jurisdictions.  We may distribute our products in some jurisdictions in which there is no patent, copyright and trademark protection.  As a result, it may be possible for unauthorized third parties to distribute products that infringe on our proprietary rights.  We will rely on copyrights, , trademarks, trade secrets, know-how and continuing technological advancement to establish a competitive position in the marketplace.  Despite our precautions, there can be no assurance that we will be able to adequately protect our intellectual property from competitors in the future.  In addition, litigation may be necessary in the future to:

•	enforce intellectual property rights;

•	protect our trade secrets;

•	determine the validity and scope of the rights of others; or

•	defend against claims of infringement or invalidity.

Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, operating results or financial condition.  Further we may not have the financial resources available to protect our intellectual property.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

From time to time, we may receive notice that others have infringed on our proprietary rights or that we have infringed on the intellectual property rights of others. There can be no assurance that infringement or invalidity claims will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of the assertion of claims, we could incur significant costs and diversion of resources in protecting or defending against claims, which could have a material adverse effect on our business, financial condition or results of operations.

We may face uncertain cash flow and credit risks in distributing our products.

In the ordinary course of business, we will have to purchase inventory and other supplies.  Suppliers may request payment on delivery.  We expect to propose accounts receivable payment terms that typically range from thirty (30) to sixty (60) days after delivery.  However, we expect that we will initially have little leverage in negotiating these payment terms.  As a result, we will have to bear the risks of having committed a significant portion of our available working capital funds to our cost of goods during the receivable collection period.  In addition, we expect that a portion of the receivables may become delinquent or uncollectible and that a portion of our products may be returned.  The persistent existence of an uncorrected material imbalance of our commitments of funds to cost of goods and our collections of accounts receivables would have a material adverse effect on our operations.

Our success will be largely dependent upon our management.

Our success will be largely dependent upon the continued employment of Leonard Tucker, our chief executive officer.  Although we believe that we would be able to locate a suitable replacement, if his services are lost, we cannot assure you that we would be able to do so.  In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical, creative and administrative personnel.  Competition for highly talented personnel is intense and can lead to increased compensation expenses.  We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

Risks Related to Our Common Stock

We are subject to evolving corporate governance and public disclosure regulations that may result in additional expenses and continuing uncertainty regarding the application of such regulations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

 We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand our business.

“Penny stock” rules may make buying or selling the common stock difficult and severely limit the market for our common stock and its liquidity.

Trading in our common stock is subject to certain regulations adopted by the SEC commonly known as the “Penny Stock Rules”. Our common stock qualifies as penny stock and is covered by Section 15(g) of the Exchange Act,, which imposes additional sales practice requirements on broker/dealers who sell our common stock in the market. The “Penny Stock” rules govern how broker/dealers can deal with their clients and “penny stock”. For sales of our common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker/dealers from effecting transactions in our common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

Although our common stock is listed for trading on the Over-the-Counter Bulletin Board,  the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges and our price may fluctuate dramatically. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Our shares may have limited liquidity.

The public float for shares of our common stock is highly limited. As a result, should you wish to sell your shares into the open market you may encounter difficulty selling large blocks of your shares or obtaining a suitable price at which to sell your shares.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board   such as ours generally have been very volatile and have experienced sharp share price and trading volume changes.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	operating results below expectations;
•	additions or departures of key personnel;
•	sales of our common stock
•	competition in the fragrance industry;
•	our ability to secure additional celebrity licensing agreements;
•	our ability to reduce costs and operating expenses and become profitable;
•	industry developments;
•	the loss of any strategic relationships;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. Depending on its depth and length, the current recession could have an impact on our business and as such, could adversely affect the market price of our common stock.

Our executive officer exercises voting control over 70% of our outstanding securities. As a result, this enables him to exert significant influence over the Company’s corporate actions.

Our management  exercises voting control 72% of our outstanding securities.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  As a result,  management will be able to affect the outcome of or exert significant influence over all matters requiring shareholder approval, including the election and removal of directors, most corporate actions and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of the Company.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors, if required.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company’s internal controls over financial reporting in their annual reports.   While we make every effort to properly follow internal controls that have been implemented, we may experience situations where procedures were not followed and, as such, incur expense to correct any related problems that arise.

Our common stock is thinly traded. You may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock has historically been sporadically or “thinly-traded” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float”.  This could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our common stock in the public market,  the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are currently located at 7546 La Paz Blvd # 101 Boca Raton 33433, the personal residence of our chief executive officer where we operate from  approximately 500 square feet of space.  This space is provided at no cost to the Company.  Should we require additional space, we believe that additional space can be obtained without difficulty.

Item 3. Legal Proceedings

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A.          Market Information

Our common stock trades on the Over the Counter Bulletin Board “OTCBB” and OTCQB under the symbol “DENG”. There is a very limited market for our common stock, with very limited trading activity.

Our common stock did not begin to trade on any exchange or electronic quotation system until January 20, 2011.  Prior thereto,  there was no bid or ask price for our common stock.

The high and low bid price for those periods in which quotes are available is set forth below:

2011	HIGH*	LOW*
First Quarter	$0.20	$0.20
Second Quarter	$0.30	$0.30
Third Quarter	$0.35	$0.10
Fourth Quarter	$0.21	$0.05

The market makers for our common stock currently are NITE,VNDM and CSTI.  The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

B.          Holders

As of April 12, 2012, there were  approximately 94  holders of our common stock.

Dividends

C.          Dividends

Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Florida law.

D.          Equity Compensation Plans

None.

E.           Sale of Unregistered Securities

We have issued shares of our common stock and other securities for services rendered and capital formation.  We have relied on the exemptive provisions of Section 4(2) of the Securities Act.

In the months of January through March 2011, we issued 45,000 shares of common stock at $.01 per share for officer and director compensation. We also issued 300,000 shares for repayment of a $3,000 advance from a shareholder.

In the months of April through September 2011, we issued 90,000 shares of common stock at $.10 per share for officer and director compensation.

In the months of June and July 2011, we issued 50,000 shares of common stock for advisory compensation and 125,000 shares for the purchase of a licensing agreement. The aforementioned shares were all issued at $.10 per share.

In August 2011, we issued 10,000 shares of common stock at $.10 per share and 12,157 shares of common stock at $.16 per share for advisory compensation. We also issued 200,000 shares of common stock for cash proceeds of $20,000.

In September 2011, we issued 5,714 shares of common stock at $.35 per share and 10,000 shares of common stock at $.10 per share for advisory compensation. We also issued 100,000 shares of common stock for cash proceeds of $10,000.

In October 2011, we issued 15,000 shares of common stock at $.05 per share for officer and director compensation. We also issued 19,532 shares of common stock at $.0512 per share for advisory compensation.

In November 2011, we issued 21,666 shares of common stock at $.15 per share for officer, director, and advisory compensation.

In December 2011, we issued 19,444 shares of common stock at $.23 per share and 43,056 share of common stock at $.27 per share for officer, director, and advisory compensation.

We have also issued the following debt obligations:

In June 2011, the Company issued an 8% convertible  promissory note in the amount of  $28,500.

In November 2011, we issued an 8% convertible promissory note in the amount of $50,000.

On various dates between January and September 2011, we received proceeds from 8% convertible notes payable in the aggregate amount of $73,500.

In May 2011, through our subsidiary Pearlbrite, we received proceeds from an 8% convertible note payable of $5,600.  The note plus accrued interest is convertible into shares of Pearlbrite at the rate of $.0001.

In July 2011, through our subsidiary Captivating, we received proceeds from an 8% convertible note payable of $7,500. The note plus accrued interest is convertible into shares of Captivating at the rate of $.0001.

In September 2011, through our subsidiary Pearlbrite, we received proceeds from an 8% convertible note payable of $2,800. The note plus accrued interest is convertible into shares of Pearlbrite at the rate of $.0001.

During September 2011, through ours Creative subsidiary we received proceeds from an 8% convertible note payable in the amount of $9,500. The note accrues interest at the rate of 8% per annum. The note is convertible into shares of our subsidiary common stock at the rate of $.001.

With respect to the sale of all unregistered securities:

-	the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

-

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of  information furnished;

-	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

-	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

F.           Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to present the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The information herein contains forward-looking statements. All statements other than statements of historical fact made herein are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Delta Entertainment is a developmental stage company.   The Company’s original focus was to promote and sponsor live concerts throughout the South Florida area. The Company also sought to identify new and emerging singer/songwriters and sign these artists to management contracts  and promote and develop the artists.  We were not successful with this endeavor.   With the resignation of Marshall Freeman and the appointment of Leonard Tucker as our president and director, we implemented an entirely new business plan.  Specifically, the sale and promotion of the Pearlbrite teeth whitening system.

Liquidity and Capital Resources

At December 31, 2011 we had current assets totaling  $32,490 as compared to $16,378  at December 31, 2010.  At December 31, 2011 we had current liabilities totaling $225,451.  At December 31, 2010 our current liabilities totaled $931.

We had working capital deficit at December 31, 2011 of $192,961 as compared to working capital of $15,447 at December 31, 2010.

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

Results of Operations

For the year ended December 31, 2011, we recognized revenue of $53,766 as compared to revenues of $10,200 in the prior year. The increase in sales was due to an increase in the revenues being generated from management fees from artists in the current year as well as revenues generated from sales of our teething whitening products.

For the year ended December 31, 2011, we recognized general and administrative expenses of $366,199 as compared to $114,293. The increase in general and administrative expenses for the current year is due to an increase in Officer and Directors compensation, other compensation expense,  professional fees, as well as an impairment loss in the amount of $66,521 on the purchase of the assets of Pearl White Professional Teeth Whitening LLC. Additionally, we recognized marketing expense of $26,384 in the current year. Delta did not have similar expenses in the same period of the prior year, and we expect to incur these expenses going forward.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their report by Malone-Bailey, LLP and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2011 and, based on his evaluation, and has concluded that the disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of December 31, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2011, was effective.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, age and position of the Company’s directors and executive officers are as follows.

Name	Age	Position(s)
Leonard Tucker	52	CEO/President/CFO/Director
Francisco Del	41	Director

Leonard Tucker serves as our sole officer and a director having assumed these positions in April, 2011. His principal business activities for the past ten years have been to co-manage his family’s investment accounts and serve as the co-trustee of the Tucker Family Spendthrift Trust, a trust whose primary focus has been securities investment.  Mr. Tucker has also been instrumental in identifying potential business acquisitions for public entities such as World Mortgage Exchange Group, Inc. and Apollo Capital Group, Inc. Over the past ten years Mr. Tucker has consulted with several public companies including:

World Mortgage Exchange Group, Inc.,  Delta Entertainment Group, Inc., Beta Music Group, Inc., Apollo Capital Group, Inc. and  Alpha Music Mfg Corp.

Since March 2011, Mr. Tucker has served as an officer and director of Shaymon Ventures Corp., a Florida based entity, formed as an investment vehicle for family investments.  From December 2009 through September 2010, Mr. Tucker served as an officer and director of Mon T Corp., a Florida based entity, engaged in the financing, development and management of his daughter Montana Tucker’s recording career.  From April 2007 through September 2009, Mr. Tucker served as an officer and director of Montana Tucker Corp., a Florida based entity, engaged in the financing, development and management of his daughter Montana Tucker’s recording career.

From September 1996 through September 2010, Mr. Tucker served as an officer and director of Blue Lake Capital Corp., a Florida based entity, engaged in securities investment. From September 1998 through September 2005 Mr. Tucker served as an officer and director of The Yankee Companies, Inc., a Florida based entity, engaged in securities investment and consulting.

From May 2001 through September 2005, Mr. Tucker served as an officer and director of The Yankee Companies, LLC, a Florida based entity engaged in securities investment and consulting and from  June 2004 through September 2005, Mr. Tucker served as an officer and director of Carrington Capital, LLC, a Florida based company, engaged in securities investment and consulting.   From December 1995 through September 2005, Mr. Tucker served as an officer and director of Carrington Capital Corp., a Florida based entity, engaged in securities investment and consulting.

Francisco Del who is professionally known as “Del,” serves as a director of the Company. He has held similar positions with Beta Music Group, Inc., and Pop Starz Records, Inc. ,  An independent singer-songwriter-producer, Mr. Del was the free-lance producer on Jon Secada’s 2005 recordings for Big 3 Records and also wrote songs for Big Band Radio during that year. In addition, he won a 2005 Telly Award for his performance of “Careless Whisper.” During 2004 he wrote songs for Pitbull on TVT Records. In 2003, he formed a production company, B Smooth Productions, with Dennis Dellinger, and together they produced Del’s debut CD, “Go All Night,.” Mr. Del continues to work as a producer for R&B artists.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires a company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2011.

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

Penalties or Sanctions

During the past ten years, no corporate director nor officer is or has been  subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

No corporate director nor officer within the last ten years became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table discloses compensation paid during the fiscal year ended  December 31, 2011 and 2010 to  (i) the Company’s Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of fiscal year  whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation  identified in the chart below,  were paid to these  executive  officers during these fiscal years

Summary Compensation Table

				Stock	Option	Nonequity	Nonqualified
				Awards	Awards	incentive	deferred
Name and		Salary	Bonus	($)	($)	plan	compensation	All other
Principal Position	Year	($)	($)	(1)	(1)	compensation	earnings	Compensation	Total
						($)	($)	($)	($)
Leonard Tucker	2011	25,299	—	9,650	—	—	—	—	34,949
Principal Executive Officer	2010	—	—	—	—	—	—	—	—

Marshall Freeman	2011	—	—	900	—	—	—	—	900
Former Principal Executive Officer	2010	—	—	420	—	—	—	—	420

(1)

The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes  for the fiscal years indicated in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R.). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

Employment Agreements

We pay Mr. Tucker a monthly salary of $3,000 per month.  He receives 5,000 shares of common stock per month in consideration for his serving as the Company’s sole officer.

Directors Compensation

Directors are reimbursed for expenses incurred in connection with serving on our Board of Directors.  Directors do not receive cash compensation.  However, each of our directors is issued 5,000 shares of common stock per month in consideration for their service on our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering.  The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and address of Beneficial Owner	Number of Common Shares	Percent of Class (3)
Tucker Family Spendthrift Trust (1)	16,094,785	45.31%
7359 Ballantree Court
Boca Raton, FL 33496

Michelle Tucker (1)	6,704,124	18.87%
7359 Ballantree Court
Boca Raton, FL 33496

Leonard Tucker (1) (2)	2,419,000	6.81%
7546 La Paz Blvd. #101
Boca Raton, FL 33433

Richard Raia	2,475,800	6.97%
2901 Clint Moore Rd. Suite 207
Boca Raton, FL 33496

Christine Arenella	3,337,500	9.4%
P.O. Box 108
Gardiner, NY 12525

Francisco Del	268,750	0.76%
888 Biscayne Boulevard #701
Miami, FL 33132

All Officers and Directors as a Group (3)	70.99%

(1)

Michelle Tucker previously served as a director and  chief executive.   Michelle Tucker and Leonard Tucker are co-trustees of the Tucker Family Spendthrift Trust. Shayna Tucker is the daughter of Michelle and Leonard Tucker.

(2)	Mr. Tucker disclaims any beneficial ownership of shares of common stock owned by Shayna Tucker in her individual capacity.

(3)	Based 35,522,179 shares of common stock issued and outstanding as of April 16, 2012.

Changes in control

There are no known arrangements as of April 12, 2012 which may result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Michelle Tucker serves as the co-trustee with Leonard Tucker, of The Tucker Family Spendthrift Trust (the “Trust”). The Trust has made advances to the Company to fund operations. The advances are considered short-term in nature and are non-interest bearing.

We have also entered into an employment agreement with Leonard Tucker.  The terms and conditions of this agreement were not negotiated at arms’ length. Given the Company’s revenues and limited working capital, we believe that this agreement is  no less favorable to employment agreements that would be negotiated in arms’ length transactions.

CORPORATE GOVERNANCE.

We have two directors. We do not have an audit committee, compensation committee or nominating committee. We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain a majority of  independent Board members in the immediate future.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered were $22,000 and  $9,500  for the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2010, respectively, including the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended 2011 and 2010.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fee.” There were no such fees billed for the fiscal year ended December 31, 2011 and 2010.

Tax Fees

No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

All Other Fees

Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2011 and 2010.

We do not have an audit committee. Therefore, our entire Board of Directors (the “Board”) serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, our Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)   The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2011 AND 2010

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED  DECEMBER 31, 2011 AND 2010

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTES TO FINANCIAL STATEMENTS

(b)   Index to Exhibits

10.1	Employment Agreement of Leonard Tucker filed on Form 8-k on April 26, 2011

10.2	Bill of Sale for the Acquisition of Pearl Brite Assets filed on Form 8-k June 10, 2011

10.3	Licensing Agreement with Celebrity Brand Licensing filed on Form 8-k on September 21, 2011

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	Interactive Date Files of Financial Statements and Notes.

* Filed Herewith

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Entertainment Group, Inc.

By:	/s/ Leonard Tucker	Date: April 16, 2012
Leonard Tucker
CEO and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Leonard Tucker	Date: April 16, 2012
Leonard Tucker
CEO/ Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

Delta Entertainment Group

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Delta Entertainment Group, Inc. and its subsidiaries (collectively, the Company”) as of December 31, 2011 and 2010, and the consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

April 16, 2012

DELTA ENTERTAINMENT GROUP, INC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010

Assets
Current Assets:
Cash	$34	$7,993
Accounts receivable	1,650	4,385
Prepaid expenses	894	4,000
Inventory	9,912	—
Advance royalty payments	20,000	—
	32,490	16,378

Computer equipment, net	1,707	1,125
Total Assets	$34,197	$17,503

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$19,107	$167
Accounts payable-related party	35,634	764
Accrued liabilities	13,643	—
Note payable	28,500	—
Convertible note payable, net of unamortized discount of $45,833	32,667	—
Convertible notes payable-related party	95,900	—
Total Current Liabilities	225,451	931
Total Liabilities	225,451	931

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,904,384 shares and 29,837,815 shares issued as of December 31, 2011 and December 31, 2010	30,905	29,838
Additional Paid in Capital	252,792	117,076
Accumulated Deficit	(474,951)	(130,342)
Total Stockholders’ Equity (Deficit)	(191,254)	16,572
Total Liabilities and Stockholders’ Equity (Deficit)	$34,197	$17,503

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

Revenue	$53,766	$10,200

Cost of sales	21,864	17,396

Gross profit	31,902	(7,196)

General administrative expenses	299,678	114,293
Impairment expense	66,521	—

Operating loss	(334,297)	(121,489)

Other Income (Expense)
Interest expense	(10,312)	—
Gain on deconsolidation of subsidiary	—	87,290

Net Loss	(344,609)	(34,199)

Net loss attributable to non controlling interest	—	1,941

Net Loss	$(344,609)	$(32,258)

Basic and Diluted Income Loss per Common Share	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	30,398,218	24,959,089

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

DECEMBER 31, 2011 AND 2010

	Common		Additional Paid in	Accumulated	Non Controlling	Total Stockholders’
	Stock	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2009	16,600,315	16,600	(1,657)	(98,084)	—	(83,141)
Shares issued for services-related parties	180,000	180	1,215	—	—	1,395
Shares issued for repayment of accrued wages-related party	2,100,000	2,100	18,900	—	—	21,000
Shares issued for repayment of advances from related party	5,907,500	5,908	53,168	—	—	59,076
Shares issued for services	50,000	50	450	—	—	500
Shares issued for conversion of note payable	5,000,000	5,000	45,000	—	—	50,000
Loss previously allocated to non controlling interest	—	—	—	1,941	(1,941)	—
Net Loss	—	—	—	(34,199)	1,941	(32,258)
Balance, December 31, 2010	29,837,815	29,838	117,076	(130,342)	—	16,572
Shares issued for services	118,513	119	13,881	—	—	14,000
Shares issued for cash	300,000	300	29,700	—	—	30,000
Shares issued for advance royalty payment	125,000	125	12,375	—	—	12,500
Shares issued for services-related parties	223,056	223	27,060	—	—	27,283
Beneficial conversion feature	—	—	50,000	—	—	50,000
Shares issued for conversion of note payable	300,000	300	2,700	—	—	3,000
Net Loss	—	—	—	(344,609)	—	(344,609)
	30,904,384	$30,905	$252,792	$(474,951)	$—	$(191,254)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,

Operating Activities:
Net loss	$(344,609)	$(32,258)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services	14,000	500
Shares issued for services- related parties	27,283	22,395
Shares of former subsidiary issued for cash, services, and repayment of accrued liabilities-related party	—	16,691
Depreciation	450	66
Gain on deconsolidation of subsidiary	—	(87,290)
Amortization of debt discount	4,167	—
Amortization of prepaid expenses	3,106	3,078
Impairment expense - customer list	66,521	—
Changes in Assets and Liabilities:
Accounts receivable	2,735	(3,551)
Prepaid expenses	—	(3,900)
Inventory	(6,433)	—
Advance royalty payments	(7,500)	—
Accounts payable	18,940	167
Accounts payable-related party	34,870	(205)
Accrued liabilities	13,643	—
Net Cash Used by Operating Activities	(172,827)	(84,307)

Investing Activities
Cash paid for acquisition of Pearl White Professional Teeth whitening LLC	(44,400)	—
Purchase of computer equipment	(1,032)	(1,191)
Cash of former subsidiary relinquished in deconsolidation	—	(107)
Net Cash Used by Investing Activities	(45,432)	(1,298)

Financing Activities:
Proceeds from convertible notes payable	78,500	50,000
Proceeds from notes payable	15,000	—
Proceeds from notes payable related parties	93,300	41,225
Repayment of debt	(6,500)	—
Proceeds from issuance of common stock	30,000	—
Net Cash Provided by Financing Activities	210,300	91,225

Net Increase in Cash	(7,959)	5,620

Cash at Beginning of Period	7,993	2,373
Cash at End of Period	$34	$7,993

Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non Cash Investing and Financing Activities
Common stock issued for repayment of note payable	$3,000	$50,000
Common stock issued for repayment of related party advances, accrued wages and directors fees	$—	$59,076
Beneficial conversion feature	$50,000	$—
Stock issued for advance royalty payment	$12,500	$—
Note payable related to acquisition Pearl White Professional Teeth whitening LLC	$25,600

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Company and Basis of Presentation

Delta Entertainment Group Inc. (“Delta”, “the Company”) was incorporated in the state of Florida on October 2, 2009. The principal business purpose of Delta is to operate as a holding company of its subsidiaries, Creative Music Group, Inc. (“Creative”),  PearlBrite Concepts, Inc.(“PearlBrite”) and Captivating Cosmetics Corp(“Captivating”).

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

From the date of inception, August 21, 2008, through the date of the acquisition of PearlBrite Professional Teeth Whitening LLC (see Note 3), the Company was in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. As a result of the acquisition of PearlBrite, the Company has begun to generate revenue from operations and has emerged from the development stage.

Deconsolidation of Subsidiary

The Company had a minority shareholder in its subsidiary Famous Records Corp. During the year ended December 31, 2010 Famous issued 8,165,300 shares of its common stock to its President. The issuance of shares had a dilutive effect on the Company’s ownership and control of the subsidiary whereby the Company now owns less than 50% of the outstanding shares of the subsidiary.  As a non-controlling shareholder, the Company (the former parent) is required to deconsolidate the subsidiary.  In accordance with ASC 810-10-65 (formerly SFAS 160 Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51), the Company is required to account for its holding in the subsidiary under the equity method. As of December 31, 2011, the Company holds no investment in Famous Records Corp.

When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment.

Going Concern

At December 31, 2011, the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

Note 2: Summary of Accounting Policies

Consolidation Principles and Basis of Presentation

The consolidated financial statements of the Company (Delta, Creative, Pearlbrite and Captivating collectively) were prepared in accordance with accounting principles generally accepted in the United States of America for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All significant intercompany accounts and transactions have been eliminated in consolidation.

DELTA ENTERTAINMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three months or less.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. To ensure inventories are carried at the lower of cost or market, the Company periodically evaluates the carrying value of its inventory. The Company also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory and sales forecasts.

Impairment of Long-lived Assets

We continually monitor events and changes in circumstances that could indicate that our carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually or more frequently if an event or circumstance indicates that impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. An impairment charge for customer list of $66,512 was recorded in the year ended December 31, 2011.

Concentration of Credit Risk:

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to FDIC limits. At December 31, 2011 and 2010 there was no uninsured cash.

Accounts receivable represent amounts due to the Company in a variety of markets and geographic regions.

Revenue Recognition:

Revenues are recognized when all of the following have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery or service has been performed;
•	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties
•	Collectability is probable.

These conditions are typically met upon shipment of products to our customers.

Shipping and Handling:

Shipping and handling costs billed to customers are included in net sales. Shipping and handling costs are expensed as incurred and are recorded as a component of costs of goods sold.

DELTA ENTERTAINMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising:

The Company expenses advertising costs related to broadcasting and other period expenses as incurred. Costs which are directly related to the production of Direct Response advertising campaign are deferred until the first airing of the commercial. For the years ended December 31, 2011 and 2010, advertising costs were $3,925 and nil, respectively.

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

Income (Loss) Per Share:

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011 and 2010 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

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

Our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments

At December 31, 2010, we have accounted for our investment in the common stock of our former subsidiary Famous through the use of Level 3 inputs. (See Note 9).

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

DELTA ENTERTAINMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3: Asset Purchase Agreement

On June 3, 2011 Pearl Brite Concepts, Inc., our wholly owned subsidiary, entered into a Bill of Sale with Pearl White Professional Teeth Whitening LLC. (the “Seller”) which provided in part for Pearl Brite Concepts to acquire substantially all of the assets of the Seller used in connection with the sale of its teeth whitening system which are marketed under the names “PearlBrite” and “Pearl White Professional Teeth Whitening”. The asset purchase was determined to constitute a business under ASC 805 and therefore business combination accounting has been followed.

 The purchase price for the assets was $70,000 (the “Purchase Price”) of which $44,400 was paid at closing. The remaining portion of the Purchase Price will be paid pursuant to the terms and conditions of two $10,000 non interest bearing promissory notes and an 8% convertible note payable from a related party (See Note 4) in the amount of $5,600.  Pearl Brite Concepts had agreed to pay the Seller $10,000 within five calendar days following delivery by the Seller of Seller’s audited financial statements in accordance with Generally Accepted Accounting Principles and as required by the rules and regulations as promulgated by the Securities and Exchange Commission in connection with the acquisition of a business entity.  The Company had also agreed to pay the balance of the purchase price ($10,000) pursuant to the terms and conditions of a second promissory note which provided for four monthly payments of $2,500 commencing July 3, 2011 and continuing on the third day of each month thereafter. In December 2011, the Company and the seller amended the repayment terms on the two promissory notes whereby the monthly payments due on the note are $1,500 per month until the note is paid in full. As of December 31, 2011 the remaining balance on the two $10,000 non-interest bearing promissory notes was $13,500. The $5,600 8% convertible note had not been converted or repaid as of December 31, 2011.The promissory notes are secured by all of the current and after-acquired assets, tangible or intangible, of Pearl Brite Concepts related to the operations and sales of either the Pearl Brite or Pearl White Professional Teeth Whitening systems.

The purchase was allocated to inventory valued at $3,479, which represented the original cost basis, with the balance of the purchase price being allocated to the intangible asset Customer List with an estimated life of two years. At December 31, 2011, the Company performed an evaluation of the carrying value of the Customer list and recorded a full impairment in the amount of $66,521.

Following is an unaudited proforma income statement as if the asset purchase had been consummated as of January 1, 2010 and 2011:

	Historical
	Delta As Reported	Pearl White	Proforma Adjustments	Proforma
Revenue	$53,766	$42,346	$—	$96,112

Net Income (Loss)	$(341,610)	$11,509	$—	$(330,101)

Basic and Diluted Loss per Common Share				$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding				30,398,218

DELTA ENTERTAINMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Historical
	For the year ended December 31, 2010		Proforma
	Delta	Pearlbrite	Adjustments	Proforma
Revenue	$10,200	$204,984	$—	$215,184

Net Income (Loss)	$(32,258)	$18,848	$—	$(13,410)

Basic and Diluted Loss per Common Share				$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding				24,959,089

Note 4: Convertible Notes Payable (Including Related Parties)

The following summarizes our currently outstanding convertible notes payable and convertible notes payable due to related parties:

•

On June 14, 2010 the Company entered into a convertible note payable an unrelated third party in the amount of $50,000. The note holder had the right to convert the note into shares of common stock at the rate of $.01 per share. On June 30, 2010 the note holder converted the note to 5 million shares of common stock.

•

In June 2011, the Company received proceeds of $28,500 from unrelated third parties on 8% convertible notes payable. The notes plus accrued interest are convertible into common stock at the rate of $.10 per share. Based on our share price on the date the notes were entered into, there was no beneficial conversion feature associated with the notes. The notes are unsecured and mature one year from date of issuance.

•

In November 2011, the Company received, from an unrelated third party, proceeds of $50,000 from an 8% convertible note payable. The note and accrued interest are convertible into common stock at the rate of $.05 per share. Based on our share price on the date the note was entered into we recognized a beneficial conversion feature in the amount of $50,000. The beneficial conversion feature is being amortized to interest expense over the term of the note. As of December 31, 2011, there was $45,833 reflected as a discount on the convertible note. The note is unsecured and mature one year from date of issuance.

•

On various dates between January and September 2011, we received proceeds from related parties on 8% convertible notes payable in the aggregate amount of $70,500. The notes plus accrued interest are convertible into shares of common stock at the rate of $.10 per share. Based on our share price on the date the notes were entered into, there was no beneficial conversion feature associated with the notes. The notes are unsecured and mature one year from date of issuance.

•

In January 2011, we received proceeds of $3,000 from a related party on an 8% convertible note payable. The note holder had the right to convert the note into shares of common stock at the rate of $.01 per share. On January 31, 2011 the note holder converted the note to 300,000 shares of common stock.

•

In May 2011, through our subsidiary Pearlbrite, the Company received proceeds from a related party on an 8% convertible note payable of $5,600 in the form of a deposit towards the purchase of the assets of Pearl White Professional Teeth Whitening, LLC. The note plus accrued interest is convertible into shares of Pearlbrite at the rate of $.0001. There was no beneficial conversion feature associated with this notes as the conversion price is deemed to represent the value of the subsidiary shares on the date we entered into the notes. The notes are unsecured and mature one year from date of issuance.

•

In July 2011, through our subsidiary Captivating Cosmetics, the Company received proceeds from a related party on an 8% convertible note payable of $7,500. The notes plus accrued interest are convertible into shares of common stock at the rate of $.0001 per share. Based on the share price on the date the notes were entered into, there was no beneficial conversion feature associated with the notes. The note is unsecured and mature one year from date of issuance.

DELTA ENTERTAINMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

In September 2011, through our subsidiary Pearlbrite, the Company received  proceeds from a related party on an 8% convertible note payable of $2,800. The note plus accrued interest is convertible into shares of Pearlbrite at the rate of $.0001. There was no beneficial conversion feature associated with this notes as the conversion price is deemed to represent the value of the subsidiary shares on the date we entered into the notes. The note is unsecured and mature one year from date of issuance.

•

During September 2011, the Company received proceeds through its Creative subsidiary from a related party on 8% convertible notes payable in the aggregate amount of $9,500. The notes accrue interest at the rate of 8% per annum. The notes are convertible into shares of our subsidiary common stock at the rate of $.001, with exception to the note for $5,000 which is convertible at the rate of $.01. There was no beneficial conversion feature associated with the notes as the conversion price was deemed to be representative of the share price of the subsidiary on the dates of the notes. The notes are unsecured and mature one year from date of issuance.

The Company, analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company, determined the embedded conversion option in the convertible met the criteria for classification in stockholders equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for these convertible notes payable.

Note 5: Notes Payable

At December 31, 2011 the Company’s notes payable consist of the following:

•

In June 2011, the Company entered into two promissory notes in relation to its acquisition of the assets of Pearl White Professional Teeth Whitening, LLC. (See Note 3.) As of December 31, 2011, the remaining balance on the notes was $13,500.

•

In February, 2011, the Company received proceeds from a note payable in the amount of $15,000. The note is non-interest bearing and due on demand. As of December 31, 2011 the $15,000 amount is still outstanding.

Note 6: Related Party Transactions

At December 31, 2011 and 2010 Accounts payable-related party consisted of the following:.

•	Accounts payable related party of $20,195 and nil, respectively.

•	Accrued wages related party of $15,439 and $764, respectively.

During the year ended December 31, 2010 The Tucker Family Spendthrift Trust made advances to the Company to fund operations in the amount of $41,225. The advances were short-term in nature and non-interest bearing. During the year ended December 31, 2010, the Company issued 5,907,500 shares of common stock in Delta and 1,233,400 shares of Famous to the Tucker Family Spendthrift Trust as repayment of the advances.

During October 2009, the Company entered into an employment agreement with Michelle Tucker to act as President of the Company. Per the terms of her employment agreement, she received compensation of $3,000 per month. The agreement was terminated in August 2010.

During August 2010, the Company entered into an employment agreement with Marshall Freeman to serve as the President of the Company. As consideration for his services to the Company in this capacity, he was to receive 5,000 shares of common stock per month of service. Additionally, during October 2010, the Company through its subsidiary Creative, entered into an employment agreement with Mr. Freeman whereby he is to receive compensation in the amount of $1,000 per month for the services he provides as the President of the subsidiary.

DELTA ENTERTAINMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During October 2009, the Company entered into agreements with three individuals to serve as Corporate Directors.  Per the terms of the agreements the Director’s are to receive 5,000 shares of common stock for each month that they serve. If the Director serves as a Chairman of any committee, he is to receive an additional 2,500 shares per month, and if he is serves on any committee, he is to receive an additional 1,250 shares per month. The agreement with Marshall Freeman was terminated pursuant to his resignation as president of Delta in April 2011.

In October, 2010, the Company, through its subsidiary Creative, entered into a lease agreement with an entity under the control of its President. The lease term was through December 31, 2011, with a one year renewal, which was not exercised. Monthly rent expense under the lease agreement is $500. For the year ended December 31, 2011 and 2010, rent expense of $6,000 and $1,167, respectively, was recorded in relation to the lease. At December 31, 2011 and 2010 included in Accounts payable and accrued liabilities related party is $6,167 and $167, respectively, in relation to the aforementioned lease.

Currently, Delta is provided office space, telephone and secretarial services from a related party at no charge.

Note 7: Income taxes

At December 31, 2011 and 2010 deferred tax assets consist of the following:

	December 31, 2011	December 31, 2010

Federal loss carryforwards	$49,197	$14,301
State operating loss carryforwards	16,399	4,767
	65,596	19,068
Less: valuation allowance	(65,596)	(19,068)
	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

As of December 31, 2011 and 2010, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of approximately $328,000 begin to expire in 2028 for both federal and state purposes.

Note 8: Stockholders’ Equity

At December 31, 2011, the authorized capital of the Company consisted of 100,000,000 shares of common stock with a par value of $.001

.On March 31, 2010, we issued 45,000 shares of common stock to Officers and Director’s as consideration for their services. Additionally on that date we issued 1,530,000 shares as repayment of accrued wages and 3,312,500 as repayment of advances from related parties. These shares were issued at $.01 per share.

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

DELTA ENTERTAINMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the months of January through March 2011, we issued 45,000 shares of common stock at $.01 per share for officer and director compensation. We also issued 300,000 shares for repayment of a $3,000 advance from a shareholder.

In the months of April through September 2011, we issued 90,000 shares of common stock at $.10 per share for officer and director compensation.

In the months of June and July 2011, we issued 50,000 shares of common stock for advisory compensation and 125,000 shares for the purchase of a licensing agreement. The aforementioned shares were all issued at $.10 per share.

In August 2011, we issued 10,000 shares of common stock at $.10 per share and 12,157 shares of common stock at $.16 per share for advisory compensation. We also issued 200,000 shares of common stock for cash proceeds of $20,000.

In September 2011, we issued 5,714 shares of common stock at $.35 per share and 10,000 shares of common stock at $.10 per share for advisory compensation. We also issued 100,000 shares of common stock for cash proceeds of $10,000.

In October 2011, we issued 15,000 shares of common stock at $.05 per share for officer anddirector compensation. We also issued 19,532 shares of common stock at $.0512 per share for advisory compensation.

In November 2011, we issued 21,666 shares of common stock at $.15 per share for officer, director, and advisory compensation.

In December 2011, we issued 19,444 shares of common stock at $.23 per share and 43,056 share of common stock at $.27 per share for officer, director, and advisory compensation.

Note 9: Noncontrolling Interest

During the year ended December 31, 2010, Famous issued 9,233,700 shares of its common stock to its President which increased his ownership in Famous to 72.9%, and therefore, the Company deconsolidated the subsidiary during September 2010. In relation to the deconsolidation, at December 31, 2010 a gain was recorded as follows:

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

At December 31, 2010, the Company evaluated its’ investment in Famous and determined that the Company’s basis in Famous was impaired. Management has determined that the basis is not ultimately recoverable, and therefore has recorded an impairment on the investment in the full amount of $35,000 in 2010. This impairment loss has been netted against the gain recognized on the deconsolidation of Famous.

DELTA ENTERTAINMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Commitments and Contigencies

In June 2011, the Company, through its subsidiary PearlBrite, entered into a Merchandise License Agreement with Celebrity Brand Licensing, LLC whereby the Company can use the celebrity likeness of Teresa Giudice on its products. The three year agreement has minimum royalty payments due as follows: $12,500 plus 125,000 shares of the company's common stock valued at $12,500 for year one, $50,000 minimum payment due for year two, and $75,000 minimum for year three. Royalty payments are due on net sales in excess of $250,000 annually, at the rate of 8%. The payments for year two are due quarterly beginning January 1, 2013 in the amount of $12,500 per quarter and year three in the amount of $18,750. Earned royalties are applied against the annual guarantees. On June 15, 2011, the Company entered into a Non-Exclusive License agreement through its subsidiary Captivating, whereby the Company can use the celebrity likeness of Teresa Giudice on its cosmetic products. The three year agreement requires royalty payments at the rate of 8% of net sales, with guaranteed minimum royalties due in year one of $15,000, year two of 75% of actual year 1 royalties and year 3 at the rate of actual year two royalties. The agreement is renewable for an additional three year term if sales minimums are achieved.

As of December 31, 2011 the Company has recorded amortization expense of $20,000 in relation to the advance royalty payments.

Note 11: Subsequent Events

In March 2012, the Company issued 600,000 shares of common stock to an individual for cash of $30,000.

In January 2012 the Company received proceeds from an 8% convertible note payable in the amount of $50,000. The note is convertible into shares of common stock at the rate of 2.5 cents per share, unsecured, and is due on January 12, 2013.

In January 2012 the Company entered into a three year Promotional and Advisory Agreement. In relation to the agreement the Company has agreed to the issuance of 1.5 million shares of its common stock, 500,000 issued at signing of the agreement and 500,000 per year for the following two years of the agreement. . Also pursuant to the agreement 1,000,000 options will be granted over the term of the agreement at an exercise price of $0.25 per share. As of April 16, 2012, 500,000 shares have been issued pursuant to this agreement.

The Company entered into a one year Consulting agreement in January 2012. In relation to the agreement, the Company has agreed to issue 5,000 shares per month to the consultant. If the consultant should introduce the Company to funding, the consultant shall receive an introduction fee of 5% of the net proceeds payable 50% in cash and 50% in the common stock of the Company. Additionally, the Company has agreed to pay a commission in the amount of 8% for sales generated by the consultant, with the commission being payable 50% in stock and 50% in cash. In the event that the consultant should directly arrange for the acquisition of the Company or one of its subsidiaries, the consultant would entitled to compensation equal to 5% of the purchase price, payable 50% in cash and 50% in the common stock of the surviving entity. As of April 16, 2012 15,000 shares have been issued pursuant to this agreement.

In January 2012 we issued 71,667 shares of common stock pursuant to agreements with our advisors, officers and directors.

In March 2012 the Company entered into a six month consulting agreement. Per the terms of the agreement the Company has agreed to issue a total 300,000 shares of common stock, 50,000 per month as well as payments totaling $90,000 as follows: $10,000 on April 5, 2012 and May 5, 2012, $15,000 on June 5, 2012 and July 5, 2012 and $20,000 on August 5, 2012 and September 5, 2012. As of April 16, 2012, 50,000 shares have been issued pursuant to this agreement.

In February 2012 the Company entered into an agreement for advertising and production of an infomercial. Per the terms of the agreement, the Company has agreed to pay $20,000 for the infomercial and media placement services. Additionally in relation to the agreement the Company has paid $10,000 for media buys.

The Company entered into a three month promotional agreement with a vendor for radio advertising in January 2012. Per the terms of the agreement, the Company has agreed to issue 150,000 shares of its common stock and to payments of $3,000 per month for the term of the agreement. As of April 16, 2012, 150,000 shares have been issued pursuant to this agreement.

DELTA ENTERTAINMENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into a one year Consulting agreement in January 2012. In relation to the agreement, the Company has agreed to issue 5,000 shares per month to the consultant. If the consultant should introduce the Company to funding, the consultant shall receive an introduction fee of 5% of the net proceeds payable 50% in cash and 50% in the common stock of the Company. Additionally, the Company has agreed to pay a commission in the amount of 8% for sales generated by the consultant, with the commission being payable 50% in stock and 50% in cash. In the event that the consultant should directly arrange for the acquisition of the Company or one of its subsidiaries, the consultant would entitled to compensation equal to 5% of the purchase price, payable 50% in cash and 50% in the common stock of the surviving entity. As of April 16, 2012, 15,000 shares have been issued pursuant to this agreement.

The Company entered into a one year Consulting agreement in February 2012. In relation to the agreement, the Company has agreed to issue 5,000 shares per month to the consultant. If the consultant should introduce the Company to funding, the consultant shall receive an introduction fee of 5% of the net proceeds payable 50% in cash and 50% in the common stock of the Company. Additionally, the Company has agreed to pay a commission in the amount of 8% for sales generated by the consultant, with the commission being payable 50% in stock and 50% in cash. In the event that the consultant should directly arrange for the acquisition of the Company or one of its subsidiaries, the consultant would entitled to compensation equal to 5% of the purchase price, payable 50% in cash and 50% in the common stock of the surviving entity. As of April 16, 2012, 10,000 shares have been issued pursuant to this agreement.

In April 2012 the holder of two convertible notes payable elected to convert the note for a total of $100,000 and accrued interest of $2,500 into shares of common stock. In relation to the conversion the Company has issued 3.07 million shares of common stock.

In April 2012 we issued 136,128 shares of common stock pursuant to agreements with our advisors, officers and directors.