Form 10-Q
period 2012-03-31
Delta Entertainment Group, Inc.
filed 2012-05-21
CIK 1481199

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(954) 449-2690

(Issuer’s telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 21, 2012 the issuer had outstanding 36,306,536 shares of Common Stock, par value $.001 per share.

PART I-FINANCIAL INFORMATION

Item 1- Financial Statements

DELTA ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2012	2011

Assets
Current Assets:
Cash	$17,646	$34
Accounts receivable	1,650	1,650
Prepaid expenses	700	894
Inventory	7,359	9,912
Advance royalty payments	8,750	20,000
	36,105	32,490

Computer equipment, net	1,560	1,707
Total Assets	$37,665	$34,197

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$21,464	$19,107
Accounts payable - related party	45,395	35,634
Accrued liabilities	23,258	13,643
Notes payable	28,500	28,500
Convertible notes payable, net of unamortized
discount of $72,639 and $45,833, respectively	55,861	32,667
Convertible notes payable-related party	85,900	95,900
Total Current Liabilities	260,378	225,451
Total Liabilities	260,378	225,451

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,268,202 and 30,904,384 shares issued and outstanding, respectively	32,272	30,905
Additional Paid in Capital	509,521	252,792
Accumulated Deficit	(764,506)	(474,951)
Total Stockholders’ Equity (Deficit)	(222,713)	(191,254)
Total Liabilities and Stockholders’ Equity (Deficit)	$37,665	$34,197

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2012	2011

Revenue	$31,380	$1,550

Cost of sales	16,560	1,079

Gross profit	14,820	471

General administrative expenses	277,075	29,417

Operating loss	(262,255)	(28,946)

Other Expense
Interest expense	(27,300)	(33)

Net Loss	(289,555)	(28,979)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	31,476,369	30,044,315

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2012	2011

Operating Activities:
Net loss	$(289,555)	$(28,979)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services	121,382	—
Shares issued for services- related parties	43,066	150
Warrant expense	13,648	—
Amortization of debt discount	23,194	—
Depreciation	147	99
Changes in Assets and Liabilities:
Accounts receivable	—	4,385
Prepaid expenses	194	4,000
Inventory	2,553	—
Advance royalty	11,250	—
Accounts payable	2,357	5,312
Accounts payable-related party	9,761	3,334
Accrued liabilities	9,615	—
Net Cash Provided (Used) by Operating Activities	(52,388)	(11,699)

Investing Activities	—	—

Financing Activities:
Proceeds from convertible notes payable	50,000	8,000
Repayment of convertible notes payable-related party	(10,000)	—
Proceeds from sale of common stock	30,000	—
Net Cash Provided by Financing Activities	70,000	8,000

Net Increase in Cash	17,612	(3,699)

Cash at Beginning of Period	34	7,993
Cash at End of Period	$17,646	$4,294

Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non Cash Investing and Financing Activities
Beneficial conversion feature	$50,000	$—
Common stock issued for repayment of note payable	$—	$3,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC.

NOTES TO UNDAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Interim Unaudited Consolidated Financial Statements

Delta Entertainment Group Inc. (“Delta”, the “Company”) was incorporated in the state of Florida on October 2, 2009. The principal business purpose of Delta is to operate as a holding company of its subsidiaries Creative Music Group, Inc. (“Creative”), PearlBrite Concepts, Inc.(“PearlBrite”) and Captivating Cosmetics Corp(“Captivating”).

Creative was formed in the state of Florida in October 2010. The principal business purpose of Creative is the management, promotion and development of recording artists and offer live music services.

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2011 Annual Report filed with the SEC on Form 10-K on April 16, 2012.

Going Concern

At March 31, 2012 the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

DELTA ENTERTAINMENT GROUP, INC.

NOTES TO UNDAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The purchase price for the assets was $70,000 (the “Purchase Price”) of which $44,400 was paid at closing. The remaining portion of the Purchase Price will be paid pursuant to the terms and conditions of two $10,000 non interest bearing promissory notes and an 8% convertible note payable from a related party in the amount of $5,600. Pearl Brite Concepts had agreed to pay the Seller $10,000 within five calendar days following delivery by the Seller of Seller’s audited financial statements in accordance with Generally Accepted Accounting Principles and as required by the rules and regulations as promulgated by the Securities and Exchange Commission in connection with the acquisition of a business entity. The Company had also agreed to pay the balance of the purchase price ($10,000) pursuant to the terms and conditions of a second promissory note which provided for four monthly payments of $2,500 commencing July 3, 2011 and continuing on the third day of each month thereafter. In December 2011, the Company and the seller amended the repayment terms on the two promissory notes whereby the monthly payments due on the note are $1,500 per month until the note is paid in full. As of March 31, 2012 and December 31, 2011 the remaining balance on the two $10,000 non-interest bearing promissory notes was $13,500. The $5,600 8% convertible note had not been converted or repaid as of March 31, 2012.The promissory notes are secured by all of the current and after-acquired assets, tangible or intangible, of Pearl Brite Concepts related to the operations and sales of either the Pearl Brite or Pearl White Professional Teeth Whitening systems.

The purchase was allocated to inventory valued at $3,479, which represented the original cost basis, with the balance of the purchase price being allocated to the intangible asset Customer List with an estimated life of two years. At December 31, 2011, the Company performed an evaluation of the carrying value of the Customer list and recorded a full impairment in the amount of $66,521.

Following is an unaudited proforma income statement as if the asset purchase had been consummated as of January 1, 2011

	Historical
	For the three months ended March 31,
	2012	2011

Revenue	$31,380	$21,307
Net Income (Loss)	$(289,555)	$(25,713)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	31,476,369	30,044,315

Note 3 – Convertible Notes Payable

In January 2012, the Company received proceeds of $50,000 from an 8% convertible note payable. The note plus accrued interest is convertible into common stock at the rate of $.025 per share. Based on our share price on the date the notes were entered into, we recognized a beneficial conversion feature in the amount of $50,000. The beneficial conversion feature is being amortized to interest expense over the term of the note using the effective interest method. At March 31, 2012, $10,694 of the discount had been amortized to interest expense and the unamortized discount on the note is $39,306.

Additionally, at March 31, 2012, we have an unamortized discount on a note payable of $33,333 reflected which arose in relation to a $50,000 convertible note payable entered into in November 2011. $12,500 of the discount was amortized to interest expense for the three months ended March 31, 2012.

The Company, analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company, determined the embedded conversion option in the convertible met the criteria for classification in stockholders equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for these convertible notes payable.

DELTA ENTERTAINMENT GROUP, INC.

NOTES TO UNDAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Related Party

Convertible Notes Payable – related party

In February 2012, the Company repaid $10,000 on a $50,000 convertible related party note. As of March 31, 2012 and December 31, 2011, the convertible notes payable related party balance was $85,900 and $95,900, respectively.

Accounts payable – related party

At March 31, 2012 and December 31, 2011, accounts payable – related party consisted of the following:

•	Accounts payable related party of 17,956 and $20,195, respectively

•	Accrued wages related party of $27,439 and $15,439, respectively

Note 5 – Equity

In January 2012, the Company issued 56,667 shares of common stock at $0.27 per share for officer and director compensation of $15,300. The Company issued 13,700 shares of common stock at $0.27 per share for consulting services of $3,699. The Company also issued 500,000 shares of common stock at $0.20 per share for services provided by a consultant of $100,000. The entire fair value was recorded to expense during the three months ended March 31, 2012.

For the three months ended March, 2012, the Company issued 69,444 warrants for services provided at a fair value of $13,648. The fair value of the warrants were determined using a Black-Scholes option valuation model using the following key assumptions: exercise price of $0.25, stock price of $0.20, term of 3 years, expected volatility of 279.14%, and a discount rate of 0.35%. The entire fair value was recorded to expense during the three months ended March 31, 2012.

In February 2012, the Company issued 56,667 shares of common stock at $0.29 per share for officer and director compensation of $16,433. The Company issued 18,450 shares of common stock at $0.29 per share for consulting services of $5,350. The entire fair value was recorded to expense during the three months ended March 31, 2012.

In March 2012, the Company issued 56,667 shares of common stock at $0.20 per share for officer and director compensation of $11,333. The Company issued 61,667 shares of common stock at $0.20 per share for consulting services of $12,333. The entire fair value was recorded to expense during the three months ended March 31, 2012. The Company also issued 600,000 shares of common stock for cash proceeds of $30,000.

Note 6 – Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures.

In April 2012, the holder of two $50,000 convertible notes payable elected to convert the principal and accrued interest into shares of common stock. In relation the conversion, the Company issued 3,070,000 shares of common stock.

In April 2012, the Company issued 8,333 shares for advisory compensation.

In May 2012, the Company received proceeds of $25,000 through a private placement and have issued 125,000 shares of common stock at $.20 per share.

In May 2012, the Company issued 75,001 shares of common stock for officer, director, and advisory compensation.

On May 1, 2012 the Company issued 400,000 shares of common stock for the conversion of the balance of $40,000 on a $50,000 convertible note payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

Delta Entertainment Group, Inc. (the “Company”, the “Registrant”, “Delta Entertainment” or “Delta”) was incorporated in the state of Florida in October 2009. Until April, 2011, the Company’s business strategy was to acquire, develop and represent up and coming artists in the entertainment field through its operating subsidiary Creative Music Group, Inc.. To date, we have not been successful in this endeavor. When Marshall Freeman stepped down as our president and director, Leonard Tucker was appointed as the Company’s sole officer and a director. Mr. Tucker investigated multiple business opportunities and chose to focus on the teeth whitening industry. In furtherance thereof, in June 2011, the Company, through its wholly owned subsidiary, Pearl Brite Concepts, Inc. acquired a teeth whitening company which is marketed under the name “PearlBrite”.

We currently have three subsidiaries, PearlBrite Concepts, Inc, Captivating Cosmetics Corp. dba TG Cosmetics and Creative Music Group, Inc.

Creative Music Group, Inc. is a service-based company focused on artist management services for recording artists. It has limited operations.

PearlBrite Concepts, Inc. (“PearlBrite”) is a non dental cosmetic teeth whitening company specializing in providing turnkey professional solutions and products for salons, spas, tanning facilities, and other professional establishments as well as an at home kit for consumers. TG Cosmetics (“TG Cosmetics”) is engaged in the business of producing, outsourcing, packaging, marketing, distributing, advertising, promoting, merchandising and selling cosmetic products to the mass markets, including, but not limited to, nail polish, lipstick, eyeliners, mascara, make-up and related accessories. To date, TG Cosmetics has not conducted meaningful operations

Results of Operations

Three Months Ended March 31, 2012 and 2011

We generated revenues for the three months ended March 31, 2012 and 2011 of $31,380 and $1,550, respectively. The increase in the current period is primarily due to the revenues generated from sales of our teeth whitening products which did not exist as of March 31, 2011 given our acquisition occurred in June 2011.

Our cost of sales for the three months ended March 31, 2012 were $16,560 versus $1,079 for the three months ended March 31, 2011.

During the three months ended March 31, 2012 we incurred general and administrative expenses of $277,075 as compared to $29,417 for the three months ended March 31, 2011. The increase in general and administrative expenses for the current year is due to an increase in Officers’ and Directors compensation, other compensation, professional fees, and marketing expenses. We did not incur similar expenses in the same period of the prior year and we expect to incur these expenses going forward.

Liquidity

As of March 31, 2012 we had cash of $17,646 as compared to cash at December 31, 2011 of $34. We had total current assets at March 31, 2012 of $36,105 as compared to $32,490 at December 31, 2011. The increase in cash and other current assets is primarily attributable to $30,000 in proceeds from a private placement during the three months ended March 31, 2012. Our operations to date have primarily been funded through convertible notes payable and advances from a related party. Our total current liabilities at March 31, 2012 were $260,378 as compared to $225,451 at December 31, 2011. The increase in the current liabilities is due to the lack of revenues sufficient to fund our operations requiring us to borrow funds.

We have a deficit in working capital of $224,273 as of March 31, 2012 as compared to a deficit in working capital at December 31, 2011 of $192,961.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, they are more fully disclosed in the Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

In January 2012 we issued 70,367 shares of common stock at $.27 per share for officer, director, and advisory compensation.

On January 18, 2012 we issued 500,000 shares of common stock at $.20 per share for a three year endorsement, promotional, and advisory agreement.

In February 2012 we issued 75,117 shares of common stock at $.29 per share for officer, director, and advisory compensation.

In March 2012 we issued 118,334 shares of common stock at $.20 per share for officer, director, and advisory compensation.

On March 16, 2012, we issued 600,000 shares of common stock in a private placement for proceeds of $30,000.

We have also issued the following debt obligations:

In June 2011, the Company issued an 8% convertible promissory note in the amount of $28,500.

In November 2011, we issued an 8% convertible promissory note in the amount of $50,000.

In January 2012, the Company received proceeds of $50,000 from an 8% convertible note payable. The note plus accrued interest is convertible into common stock at the rate of $.025 per share.

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

With respect to the sale of all unregistered securities:

•	the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

•

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

•	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

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

Dated:  May 21, 2012

By  /s/ Leonard Tucker

Leonard Tucker

President and Chief Executive and Financial Officer