Form 10-Q
period 2012-06-30
Delta Entertainment Group, Inc.
filed 2012-09-20
CIK 1481199

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At September 13, 2012 the issuer had outstanding 37,745,038 shares of Common Stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DELTA ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011

Assets
Current Assets:
Cash	$4,440	$34
Accounts receivable	3,126	1,650
Prepaid expenses	1,154	894
Inventory	18,253	9,912
Advance royalty payments	—	20,000
	26,973	32,490

Computer equipment, net	1,375	1,707
Total Assets	$28,348	$34,197

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$20,103	$19,107
Accounts payable and accrued liabilities-related party	54,005	35,634
Accrued liabilities	16,295	13,643
Note payable	28,500	28,500
Convertible note payable	28,500	32,667
Convertible notes payable-related party	45,900	95,900
Total Current Liabilities	193,303	225,451
Total Liabilities	193,303	225,451

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,281,704 shares and 30,904,384 shares issued as of June 30, 2012 and December 31, 2011, respectively.	37,282	30,905
Additional Paid in Capital	748,319	252,792
Accumulated Deficit	(950,556)	(474,951)
Total Stockholders’ Equity (Deficit)	(164,955)	(191,254)
Total Liabilities and Stockholders’ Equity (Deficit)	$28,348	$34,197

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

DELTA ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Revenue	$18,343	$9,840	$49,723	$11,390

Cost of sales	14,824	2,514	31,384	3,593

Gross profit	3,519	7,326	18,339	7,797

General administrative expenses	115,083	46,420	392,158	75,837

Operating loss	(111,564)	(39,094)	(373,819)	(68,040)

Other Expense
Interest expense	(74,486)	(519)	(101,786)	(552)

Net Loss	(186,050)	(39,613)	(475,605)	(68,592)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	35,868,368	30,174,815	33,672,368	30,111,315

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

DELTA ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended June 30,
	2012	2011

Operating Activities:
Net loss	$(475,605)	$(68,592)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services	146,495	—
Shares issued for services - related parties and accrued liabilities related party	58,085	1,950
Stock option expense	20,824	—
Debt discount	95,833	—
Depreciation	332	199
Changes in Assets and Liabilities:
Accounts receivable	(1,476)	4,385
Prepaid expenses	(260)	2,895
Inventory	659	—
Advance royalty	20,000	(27,500)
Accounts payable	996	2,060
Accounts payable-related parties	18,371	5,215
Accrued liabilities	5,152	12,431
Net Cash Provided (Used) by Operating Activities	(110,594)	(66,957)

Investing Activities
Purchase of customer list	—	(44,018)
	—	(44,018)
Financing Activities:
Proceeds from convertible notes	50,000	126,500
Repayment of notes payable-related party	(10,000)	—
Proceeds from sale of common stock	75,000	—
Net Cash Provided by Financing Activities	115,000	126,500

Net Increase in Cash	4,406	15,525

Cash at Beginning of Period	34	7,993
Cash at End of Period	$4,440	$23,518

Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non Cash Investing and Financing Activities
Beneficial conversion feature	$50,000	$—
Common stock issued for repayment of related party note payable	$40,000	$—
Common stock issued for repayment of note payable and accrued interest	$102,500	$3,000
Common stock issued for purchase of inventory	$9,000	$—

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

DELTA ENTERTAINMENT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Interim Unaudited Consolidated Financial Statements

Delta Entertainment Group Inc. (“Delta”, “We”, or the “Company”) was incorporated in the state of Florida on October 2, 2009. The principal business purpose of Delta is to operate as a holding company of its subsidiaries Creative Music Group, Inc. (“Creative”), PearlBrite Concepts, Inc.(“PearlBrite”) and Captivating Cosmetics Corp(“Captivating”).

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2011 Annual Report filed with the SEC on Form 10-K on April 16, 2012.

Going Concern

At June 30, 2012 the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

Note 2 – Convertible Notes Payable

In January 2012, the Company received proceeds of $50,000 from an 8% convertible note payable. The note plus accrued interest is convertible into common stock at the rate of $.025 per share. Based on our share price on the date the note was entered into, we recognized a beneficial conversion feature in the amount of $50,000. The beneficial conversion feature is being amortized to interest expense over the term of the note using the effective interest method. The note plus accrued interest of $1,000 was converted into 2,040,000 shares of common stock in April 2012. At that time, we expensed the remaining unamortized discount and recorded a total of $50,000 to interest expense as of June 30, 2012.

In November 2011, the Company received proceeds of $50,000 from an 8% convertible note payable. The note plus accrued interest is convertible into common stock at the rate of $.05 per share. Based on our share price on the date the note was entered into, we recognized a beneficial conversion feature in the amount of $50,000. The beneficial conversion feature is being amortized to interest expense over the term of the note using the effective interest method. The note plus accrued interest of $1,500 was converted into 1,030,000 shares of common stock in April 2012. At that time, we expensed the remaining unamortized discount of $45,833 to interest expense and recorded $45,833 to interest expense at June 30, 2012.

DELTA ENTERTAINMENT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company, analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company, determined the embedded conversion option in the convertible met the criteria for classification in stockholders equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for these convertible notes payable.

Note 3 – Related Party

Convertible Notes Payable – related party

In February 2012, the Company repaid $10,000 on a $50,000 convertible related party note. During May 2012, the note holder converted $40,000 into common shares at $0.10 per share for a total of 400,000 common shares. As of June 30, 2012 and December 31, 2011, the convertible notes payable related party balance is $45,900 and $95,900, respectively.

Accounts payable – related party

At June 30, 2012 and December 31, 2011, accounts payable – related party consisted of the following:

•	Accounts payable related party of $15,146 and $20,195, respectively
•	Accrued wages related party of $38,625 and $15,439, respectively

Stock issued for services-related party

As of June 30, 2012 the Company has issued 340,002 shares of its common stock and recorded a total of $58,085 related to stock compensation for Officers and Directors.

Note 4 – Equity

During the six months ended June 30, 2012, the Company issued 892,317 shares of its common stock for consulting fees of $146,495.

The Company also issued 75,000 shares of common stock for the purchase of inventory valued at $9,000.

During the six months ended June 30, 2012 the Company issued 600,000 shares of common stock for proceeds of $30,000 in a private placement at a per share price of $0.05. In relation to the issuance, the Company also extended a warrant to the investor for the purchase of an additional 600,000 shares at $0.05. This warrant is exercisable immediately and expires on March 12, 2013.

During the six months ended June 30, 2012 the Company issued 600,000 shares of common stock for proceeds of $30,000 in private placements at a per share price of $0.05.

During the six months ended June 30, 2012 the Company issued 200,000 shares of common stock for proceeds of $10,000. In relation to the issuance the Company also extended a warrant to the investor for the purchase of an additional 200,000 shares at $0.10. This warrant is exercisable immediately and expires on June 6, 2013.

During the six months ended June 30, 2012 the Company also issued 200,000 shares of common stock to a related party for proceeds of $5,000 at a per share price of $0.025.

For the six months ended June, 2012, the Company issued 152,777 warrants for services provided at a fair value of $20,824. The fair value of the warrants were determined using a Black-Scholes option valuation model using the following key assumptions: exercise price of $0.25, stock price of between $.07 and $0.20, term of 3 years, expected volatility of 280%, and a discount rate of 0.35%. The fair value recorded to expense during the three months ended June 30, 2012 was $7,176.

Note 5 – Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures and determined that there are no events subsequent to the period end which would require disclosure in the financial statements except as follows:

The Company has issued 463,334 shares of common stock for officer, director and advisory compensation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

Delta Entertainment Group, Inc. (the “Company”, the “Registrant”, “Delta Entertainment” or “Delta”) was incorporated in the state of Florida in October 2009. Until April, 2011, the Company’s business strategy was to acquire, develop and represent up and coming artists in the entertainment field through its operating subsidiary Creative Music Group, Inc.. To date, we have not been successful in this endeavor. When Marshall Freeman stepped down as our president and director, Leonard Tucker was appointed as the Company’s sole officer and a director. Mr. Tucker investigated multiple business opportunities and chose to focus on the teeth whitening industry. In furtherance thereof, in June 2011, the Company, through its wholly owned subsidiary, PearlBrite Concepts, Inc. acquired a teeth whitening company which is marketed under the name “PearlBrite”.

We currently have three subsidiaries, PearlBrite Concepts, Inc, Captivating Cosmetics Corp. dba TG Cosmetics and Creative Music Group, Inc.

Creative Music Group, Inc. is a service-based company focused on artist management services for recording artists. It has limited operations.

PearlBrite Concepts, Inc. (“PearlBrite”) is a non dental cosmetic teeth whitening company specializing in providing turnkey professional solutions and products for salons, spas, tanning facilities, and other professional establishments as well as an at home kit and pen for consumers. TG Cosmetics (“TG Cosmetics”) is engaged in the business of producing, outsourcing, packaging, marketing, distributing, advertising, promoting, merchandising and selling cosmetic products to the mass markets, including, but not limited to, nail polish, lipstick, eyeliners, mascara, make-up and related accessories. To date, TG Cosmetics has not conducted meaningful operations

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

We generated revenues for the three months ended June 30, 2012 and 2011 of $18,343 and $9,840, respectively. We generated revenues for the six months ended June 30, 2012 and 2011 of $49,723 and $11,390 respectively. The increase in the current year periods are primarily due to the revenues generated from sales of our teeth whitening products which we acquired in June 2011.

Our cost of sales for the three months ended June 30, 2012 were $14,824 versus $2,514 for the three months ended June 30, 2011. The cost of sales for the six months ended June 30, 2012 and 2011 were $31,384 and $3,593, respectively. The increase in cost of sales was also due to the teeth whitening products acquired in June 2011.

During the three months ended June 30, 2012 we incurred general and administrative expenses of $115,083 as compared to $46,420 for the three months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, we incurred general and administrative expenses of $392,158 and $75,837 respectively. The increase in general and administrative expenses for the current year is due to an increase in Officers’ and Directors compensation, other compensation, professional fees, and marketing expenses. We did not begin to incur similar expenses in the same period of the prior year until June 2011 and we expect to incur these expenses going forward.

Liquidity

As of June 30, 2012 we had cash of $4,440 as compared to cash at December 31, 2011 of $34. We had total current assets at June 30, 2012 of $26,973 as compared to $32,490 at December 31, 2011. Our operations to date have primarily been funded through convertible notes payable and advances from a related party as we have not yet generated revenues sufficient to fund our operating costs. Our total current liabilities at June 30, 2012 were $193,303 as compared to $225,451 at December 31, 2011. The decrease in the current liabilities is due to the payment of liabilities with the proceeds from the sale of common stock during the quarter.

We have a deficit in working capital of $166,330 as of June 30, 2012 as compared to a deficit in working capital at December 31, 2011 of $192,961.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Item 1A.  Risk Factors.

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

In April 2012, the holder of two $50,000 convertible notes payable issued in November 2011 and January 2012 elected to convert the principal and accrued interest into shares of common stock. In relation the conversion, the Company issued 3,070,000 shares of common stock.

In April 2012, the Company issued 130,000 shares of common stock at $0.12 per share for officer, director, and advisory compensation.

In May 2012, the Company issued 171,667 shares of common stock at $.07 per share for officer, director, and advisory compensation. Also in May 2012, the holder of $40,000 of convertible notes payable-related party elected to convert the principal balance into shares of common stock. In relation to the conversion the Company issued 400,000 shares of common stock. During the month of May the Company issued 100,000 shares of common stock for cash of $5,000 in a private placement and also 75,000 shares of common stock for the purchase of $9,000 worth of inventory.

In June 2012, the Company issued 166,833 shares of common stock at $.075 per share for officer, director, and advisory compensation. The Company issued 300,000 shares of common stock for $15,000 cash, and 200,000 shares for cash of $5,000 in private placements. In relation to the private placements, the Company issued options to two of the investors as follows: 600,000 shares of common stock at $.05 and 200,000 shares of common stock at $.10. The options were exercisable immediately and have a one year life.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other information.

None.

Item 6.  Exhibits.

(a)         The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

31	Section 302 Certification of Chief Executive and Financial Officer
32	Section 906 Certification
101 *	Interactive Date Files of Financial Statements and Notes.

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Entertainment Group, Inc.

Dated:  September 20, 2012

By  /s/ Leonard Tucker

President and Chief Executive and Financial Officer