Form 10-Q/A
period 2012-06-30
Delta Entertainment Group, Inc.
filed 2012-10-12
CIK 1481199

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on September 20, 2012.

PART II – OTHER INFORMATION

Item 6.  Exhibits.

(a)         The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

31 *	Section 302 Certification of Chief Executive and Financial Officer
32 *	Section 906 Certification
101 **	Interactive Date Files of Financial Statements and Notes.

* Previously filed.

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Entertainment Group, Inc.

Dated:   October 12, 2012

By  /s/ Leonard Tucker

President and Chief Executive and Financial Officer