Form 10-Q
period 2012-09-30
Delta Entertainment Group, Inc.
filed 2012-11-19
CIK 1481199

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 14, 2012 the issuer had outstanding 38,014,205 shares of Common Stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

DELTA ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$23,354	$34
Accounts receivable	60,781	1,650
Prepaid expenses	5,161	894
Inventory	13,409	9,912
Advance royalty payments	—	20,000
	102,705	32,490
Computer equipment, net	1,190	1,707
Total Assets	$103,895	$34,197

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$29,505	$19,107
Accounts payable and accrued liabilities-related party	43,635	35,634
Accrued liabilities	19,359	13,643
Note payable	78,500	28,500
Note payable-related party	5,000	—
Convertible note payable, net of discount	28,500	32,667
Convertible notes payable-related party	45,900	95,900
Total Current Liabilities	250,399	225,451
Total Liabilities	250,399	225,451

Stockholders’ Equity (Deficit)
38,014,205 shares and 30,904,384 shares issued as of September 30, 2012 and December 31, 2011	38,015	30,905
Additional Paid in Capital	801,323	252,792
Accumulated Deficit	(985,842)	(474,951)
Total Stockholders’ Equity (Deficit)	(146,504)	(191,254)
Total Liabilities and Stockholders’ Equity (Deficit)	$103,895	$34,197

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Revenue	$139,026	$25,581	$188,749	$36,971

Cost of sales	50,047	19,397	81,431	22,990

Gross profit	88,979	6,184	107,318	13,981

General administrative expenses	119,267	132,682	511,425	208,295

Operating loss	(30,288)	(126,498)	(404,107)	(194,314)

Other Expense
Interest expense	(4,998)	(2,497)	(106,784)	(3,272)

Net Loss	(35,286)	(128,995)	(510,891)	(197,586)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	37,597,659	30,522,922	35,321,350	30,259,009

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2012	2011
Operating Activities:
Net loss	$(510,891)	$(197,586)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services	186,862	11,000
Shares issued for services - related parties and accrued liabilities related party	67,150	9,450
Stock option expense	25,129	—
Debt discount	95,833	—
Depreciation	517	336
Changes in Assets and Liabilities:
Accounts receivable	(59,131)	4,385
Prepaid expenses	(4,267)	1,411
Inventory	5,503	1,684
Deposits	—	(3,200)
Advance royalty	20,000	(17,500)
Accounts payable	10,398	18,722
Accounts payable-related parties	8,001	4,667
Accrued wages- related parties	—	5,537
Accrued liabilities- related parties	—	26,032
Accrued liabilities	8,216	12,936
Net Cash Provided (Used) by Operating Activities	(146,680)	(122,126)
Investing Activities
Purchase of computer equipment	—	(1,032)
Purchase of customer list	—	(44,018)
	—	(45,050)
Financing Activities:
Proceeds from notes payable	50,000	15,000
Proceeds from notes payable-related party	12,500	121,800
Proceeds from convertible notes payable	50,000	—
Repayment of notes payable	—	(2,500)
Repayment of notes payable-related party	(17,500)	—
Proceeds from sale of common stock	75,000	30,000
Net Cash Provided by Financing Activities	170,000	164,300
Net Increase in Cash	23,320	(2,876)
Cash at Beginning of Period	34	7,993
Cash at End of Period	$23,354	$5,117
Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$525	$—
Non Cash Investing and Financing Activities
Beneficial conversion feature	$50,000	$—
Common stock issued for repayment of related party note payable	$40,000	$—
Purchase of customer list through note payable	$—	$25,600
Common stock issued for repayment of note payable and accrued in	$102,500	$3,000
Common stock issued for purchase of inventory	$9,000	$—
Common stock issued for advance royalties	$—	$12,500

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

DELTA ENTERTAINMENT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Interim Unaudited Consolidated Financial Statements

Delta Entertainment Group Inc. (“Delta”, “We”, or the “Company”) was incorporated in the state of Florida on October 2, 2009. The principal business purpose of Delta is to operate as a holding company of its subsidiaries Creative Music Group, Inc. (“Creative”), PearlBrite Concepts, Inc. (“PearlBrite”) and Captivating Cosmetics Corp (“Captivating”).

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2011 Annual Report filed with the SEC on Form 10-K on April 16, 2012.

Going Concern

At September 30, 2012 the Company has a working capital deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year.

Note 2 – Convertible Notes Payable

In January 2012, the Company received proceeds of $50,000 from an 8% convertible note payable. The note plus accrued interest is convertible into common stock at the rate of $.025 per share. Based on our share price on the date the note was entered into, we recognized a beneficial conversion feature in the amount of $50,000. The beneficial conversion feature was amortized to interest expense over the term of the note using the effective interest method. The note plus accrued interest of $1,000 was converted into 2,040,000 shares of common stock in April 2012. At that time, we expensed the remaining unamortized discount and recorded a total of $50,000 to interest expense as of September 30, 2012.

In November 2011, the Company received proceeds of $50,000 from an 8% convertible note payable. The note plus accrued interest is convertible into common stock at the rate of $.05 per share. Based on our share price on the date the note was entered into, we recognized a beneficial conversion feature in the amount of $50,000. The beneficial conversion feature was amortized to interest expense over the term of the note using the effective interest method. The note plus accrued interest of $1,500 was converted into 1,030,000 shares of common stock in April 2012. At that time, we expensed the remaining unamortized discount of $45,833 to interest expense.

As of September 30, 2012, $28,500 in convertible notes remain outstanding. These notes accrue interest at 8% per annum and are convertible at $0.10 per share.

The Company analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company determined the embedded conversion option in the convertible met the criteria for classification in stockholders equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for these convertible notes payable.

Note 3 – Notes Payable

In August 2012, the Company, through its subsidiary Pearlbrite, received proceeds $50,000 for the purpose of financing the purchase of inventory subject to purchase orders from a corporate customer. The note bears interest at the rate of 3% for the first thirty days and then at a rate of 1% for each additional ten day period. The note is secured by accounts receivable and all assets of the company and is due on collection of the accounts receivable.

In addition, $28,500 in notes payable remains outstanding as of September 30, 2012. These notes are unsecured, due on demand, and non-interest bearing.

Note 4 – Related Party

Convertible Notes Payable – related party

In February 2012 and May 2012, the Company repaid $10,000 and $40,000 was converted into common shares, respectively on a $50,000 convertible related party note. As of September 30, 2012 and December 31, 2011, the convertible notes payable related party balance was $45,900 and $95,900, respectively.

Notes Payable – related party

In July 2012, the Company, through its subsidiary Pearlbrite, received proceeds $12,500 for the purpose of financing the purchase of inventory subject to a purchase orders from a corporate customer. The note bears interest at the rate of 3% for the first thirty days and then at a rate of 1% for each additional ten day period. The note is secured by accounts receivable and is due on collection of the accounts receivable. As of September 30, 2012, there was $5,000 outstanding on the note.

Accounts payable – related party

At September 30, 2012 and December 31, 2011, accounts payable – related party consisted of the following:

•	Accounts payable related party of $14,509 and $20,195, respectively
•	Accrued wages related party of $29,126 and $15,439, respectively

Stock issued for services-related party

As of September 30, 2012 the Company has issued 510,003 shares of its common stock and recorded a total of $67,149 related to stock compensation.

Note 5 – Equity

During the nine months ended September 30, 2012, the Company issued 1,454,818 shares of its common stock for consulting fees of $186,862.

The Company also issued 75,000 shares of common stock for the purchase of inventory valued at $9,000.

During the nine months ended September 30, 2012 the Company issued 600,000 shares of common stock for proceeds of $30,000 in a private placement at a per share price of $0.05. In relation to the issuance, the Company also extended a warrant to the investor for the purchase of an additional 600,000 shares at $0.05. This warrant is exercisable immediately and expires on March 12, 2013.

During the nine months ended September 30, 2012 the Company issued 600,000 shares of common stock for proceeds of $30,000 in private placements at a per share price of $0.05.

During the nine months ended September 30, 2012 the Company issued 200,000 shares of common stock for proceeds of $10,000. In relation to the issuance the Company also extended a warrant to the investor for the purchase of an additional 200,000 shares at $0.10. This warrant is exercisable immediately and expires on June 6, 2013.

During the nine months ended September 30, 2012 the Company also issued 200,000 shares of common stock to a related party for proceeds of $5,000 at a per share price of $0.025.

For the nine months ended September 30, 2012, the Company issued 152,777 warrants for services provided at a fair value of $25,129. The fair value of the warrants were determined using a Black-Scholes option valuation model using the following key assumptions: exercise price of $0.25, stock price of between $.07 and $0.20, term of 3 years, expected volatility of 280%, and a discount rate of 0.35%. The fair value recorded to expense during the three months and nine months ended September 30, 2012 was $4,305 and $25,129.

Note 6 – Subsequent Events

On November 5, 2012, Michelle Tucker the Company’s former president and wife of Leonard Tucker our current president, in connection with pending divorce proceedings [Case No. 10-011803(37/91) filed in the Circuit Court of the Seventeenth Judicial Circuit, in and for Broward County, Florida] obtained an ex parte temporary injunction prohibiting Mr. Tucker from transferring, issuing, liquidating, buying or selling shares of the Company’s common stock and any subsidiary of the Company.

On November 19, 2012, Mr. Tucker filed an Emergency motion in Circuit Court to immediately modify or vacate the court order.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

Delta Entertainment Group, Inc. (the “Company”, the “Registrant”, “Delta Entertainment” or “Delta”) was incorporated in the state of Florida in October 2009. Until April, 2011, the Company’s business strategy was to acquire, develop and represent up and coming artists in the entertainment field through its operating subsidiary Creative Music Group, Inc. To date, we have not been successful in this endeavor. When Marshall Freeman stepped down as our president and director, Leonard Tucker was appointed as the Company’s sole officer and a director. Mr. Tucker investigated multiple business opportunities and chose to focus on the teeth whitening industry. In furtherance thereof, in June 2011, the Company, through its wholly owned subsidiary, Pearl Brite Concepts, Inc. acquired a teeth whitening company which is marketed under the name “PearlBrite”.

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

Three and Nine months Ended September 30, 2012 and 2011

We generated revenues for the three months ended September 30, 2012 and 2011 of $139,026 and $25,581, respectively. We generated revenues for the nine months ended September 30, 2012 and 2011 of $188,749 and $36,971 respectively. The increase in the current year periods are primarily due to revenues generated from sales of our teeth whitening products.

Our cost of sales for the three months ended September 30, 2012 were $50,047 versus $19,397 for the three months ended September 30, 2011. The cost of sales for the nine months ended September 30, 2012 and 2011 were $81,431 and $22,990, respectively. The increase in cost of sales was also due to the teeth whitening product sales.

During the three months ended September 30, 2012 we incurred general and administrative expenses of $119,267 as compared to $132,682 for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, we incurred general and administrative expenses of $511,425 and $208,295 respectively. The increase in general and administrative expenses for the current year is due to an increase in Officers’ and Directors compensation, other compensation, professional fees, and marketing expenses. We did not begin to incur similar expenses in the same period of the prior year until June 2011 and we expect to incur these expenses going forward.

Liquidity

As of September 30, 2012 we had cash of $23,354 as compared to cash at December 31, 2011 of $34. We had total current assets at September 30, 2012 of $102,705 as compared to $32,490 at December 31, 2011. Our operations to date have primarily been funded through convertible notes payable and advances from a related party as we have not yet generated revenues sufficient to fund our operating costs. Our total current liabilities at September 30, 2012 were $250,399 as compared to $225,451 at December 31, 2011. The increase in the current liabilities is due to revenues insufficient to fund our operations requiring us to borrow funds.

We have a deficit in working capital of $147,694 as of September 30, 2012 as compared to a deficit in working capital at December 31, 2011 of $192,961.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On November 5, 2012, Michelle Tucker the Company’s former president and wife of Leonard Tucker our current president, in connection with pending divorce proceedings [Case No. 10-011803(37/91) filed in the Circuit Court of the Seventeenth Judicial Circuit, in and for Broward County, Florida] obtained an ex parte temporary injunction prohibiting Mr. Tucker from transferring, issuing, liquidating, buying or selling shares of the Company’s common stock and any subsidiary of the Company.

On November 19, 2012, Mr. Tucker filed an Emergency motion in Circuit Court to immediately modify or vacate the court order.

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

In January 2012 we issued 120,371 shares of common stock at $.27 per share for officer, director, and advisory compensation.

On January 18, 2012 we issued 500,000 shares of common stock at $.20 per share for a three year endorsement, promotional, and advisory agreement.

In February 2012 we issued 75,114 shares of common stock at $.29 per share for officer, director, and advisory compensation.

In March 2012 we issued 126,667 shares of common stock at $.20 per share for officer, director, and advisory compensation.

On March 16, 2012, we issued 600,000 shares of common stock in a private placement for proceeds of $30,000.

In April 2012, the holder of two $50,000 convertible notes payable issued in November 2011 and January 2012 elected to convert the principal and accrued interest into shares of common stock. In relation the conversion, the Company issued 3,070,000 shares of common stock.

In April 2012, the Company issued 130,001 shares of common stock at $0.12 per share for officer, director, and advisory compensation.

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

In June 2012, the Company issued 166,000 shares of common stock at $.075 per share for officer, director, and advisory compensation. The Company issued 300,000 shares of common stock for $15,000 cash, and 200,000 shares for cash of $5,000 in private placements. In relation to the private placements, the Company issued options to two of the investors as follows: 600,000 shares of common stock at $.05 and 200,000 shares of common stock at $.10. The options were exercisable immediately and have a one year life.

In July 2012, the Company issued 276,667 shares of common stock at $.03 per share for officer, director, and advisory compensation.

In August 2012, the Company issued 196,667 shares of common stock at $.05 per share for officer, director, and advisory compensation.

In September 2012, the Company issued 201,667 shares of common stock at $.08 per share for officer, director, and advisory compensation.

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

During September 2011, through ours our subsidiary Creative subsidiary, we received proceeds from an 8% convertible note payable in the amount of $9,500. The note accrues interest at the rate of 8% per annum. The note is convertible into shares of our subsidiary common stock at the rate of $.001.

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

Delta Entertainment Group, Inc.

Dated: November 19, 2012

By/s/ Leonard Tucker

President and Chief Executive and Financial Officer